Form 10-K
period 2023-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2024-02-26
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price as reported on NYSE American, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, was approximately $140,333,921.

There were 103,430,353 shares of common stock of the registrant outstanding as of February 23, 2024.

Documents incorporated by reference: The registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s Annual Meeting of Stockholders to be held on May 16, 2024 (the “Proxy Statement”). The information required in response to Items 10 — 14 of Part III of this Form 10-K, other than that contained in Part I under the caption, “Information about our Executive Officers,” is hereby incorporated by reference to the Proxy Statement.

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

Previously we also operated in an investment banking segment, which was discontinued in December 2011. Our investment banking segment generated brokerage commissions, loan origination fees, development services and other fees related to the organization of single-purpose REITs that own real estate and the private placement of equity in those entities.

From time-to-time we may acquire real estate or invest in real estate by making secured loans on real estate. We may also pursue on a selective basis the sale of our properties to take advantage of the value creation and demand for our properties, or for geographic or property specific reasons.

Real Estate

As of December 31, 2023, we owned and operated a portfolio of real estate consisting of 17 properties, which we refer to as our owned properties, and a non-controlling common stock interest in the corporation that is the sole member of FSP Monument Circle LLC, which was organized to operate as a real estate investment trust and which we refer to as the Sponsored REIT or Monument Circle. The Sponsored REIT was consolidated in our financial statements effective January 1, 2023. We refer to these 18 properties as our owned and consolidated properties. We derive rental revenue from income paid to us by tenants of these properties. See Item 2 of this Annual Report on Form 10-K for more information about our properties. From time-to-time we dispose of properties generating gains or losses in an ongoing effort to improve and upgrade our portfolio.

We provide asset management, property management, property accounting, investor and/or development services to our portfolio and our Sponsored REIT through our subsidiaries FSP Investments LLC and FSP Property Management LLC. Neither FSP Investments LLC nor FSP Property Management LLC receives any rental income.

Sustainability

As an owner of commercial real estate, a sector with significant environmental, social and governance, or ESG, impact, we strive to maximize shareholder value through the prudent application of sound ESG strategies. Our efforts have been awarded recognition from various third party review entities, such as GRESB, ENERGY STAR and LEED.

Long-Term Impact of COVID-19 Pandemic

Considerable uncertainty still surrounds the long-term impact of the COVID-19 pandemic and its potential effects on the population, including the spread of more contagious variants of the virus, and on the commercial real estate market and our business. Many of our tenants still do not fully occupy the space that they lease. The long-term impact of the COVID-19 pandemic continues to present material uncertainty and risk with respect to the performance of our properties and our financial results and we are unable to estimate the full extent of this impact on our future financial results at this time. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

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

Although our property portfolio is focused on properties in the central business districts of Dallas, Denver, Houston and Minneapolis, we may acquire, and have acquired, real properties in any geographic area of the United States and of any property type. Our 18 owned and consolidated office properties are located in six different states as of December 31, 2023. See Item 2 of this Annual Report on Form 10-K for more information about our properties.

We continue to believe that the current price of our common stock does not accurately reflect the value of our underlying real estate assets and we will seek to increase shareholder value by (1) pursuing the sale of select properties where we believe that short to intermediate term valuation potential has been reached and (2) striving to lease vacant space.

As a result, from time to time, as market conditions warrant, we expect to sell properties owned by us. On March 10, 2023, we sold an office property located in Elk Grove, Illinois for a gross sales price of $29.1 million, at a gain of approximately $8.4 million. On August 9, 2023, we sold a property in Charlotte, North Carolina for a gross sales price of $9.2 million at a loss of $0.8 million. On October 26, 2023, we sold an office property located in Plano, Texas for a gross sales price of $48 million at a gain of $10.6 million. On December 6, 2023, we sold an office property located in Miami, Florida for a gross sales price of $68.0 million at a loss of approximately $18.9 million. In 2022, we sold two office properties located in Broomfield, Colorado for aggregate gross sales proceeds of $102.5 million at a gain of $24.1 million and one office property located in Evanston, Illinois for gross sale proceeds of $27.8 million at a gain of $3.9 million. In 2021, we sold 10 office properties located in four different states for aggregate gross sale proceeds of $602.7 million, at a net gain of $113.1 million.

As we continue to execute on our strategy of select property dispositions and striving to lease vacant space, our revenue, Funds From Operations, and capital expenditures may decrease. Proceeds from dispositions are intended to be used primarily for the repayment of debt.

Generally, in selecting real properties for acquisition by FSP Corp. and managing them after acquisition, we rely on the following principles:

●	we seek to buy or develop investment properties at a price which produces value for investors and avoid overpaying for real estate merely to outbid competitors;

●	we seek to buy or develop properties in excellent locations with substantial infrastructure in place around them and avoid investing in locations where the future construction of such infrastructure is speculative;
●	we seek to buy or develop properties that are well-constructed and designed to appeal to a broad base of users and avoid properties where quality has been sacrificed for cost savings in construction or which appeal only to a narrow group of users;
●	we aggressively manage, maintain and upgrade our properties and refuse to neglect or undercapitalize management, maintenance and capital improvement programs; and
●	we believe that we have the ability to hold properties through down cycles because we generally do not have mortgage debt on the Company, which could place the properties at risk of foreclosure. As of February 23, 2024, none of our owned properties were subject to mortgage debt.

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

Human Capital

We had 28 employees as of both February 23, 2024 and December 31, 2023. Women represent 46.4% of our employees, of which 38.5% hold management level/leadership roles. We endeavor to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We regularly conduct training to prevent harassment and discrimination. The Company’s basis for recruitment, hiring, development, training, compensation and advancement of employees is qualifications, performance, skills and experience. Many of our employees have a long tenure with the Company. Our employees are compensated without regard to gender, race and ethnicity, and our compensation program is designed to attract and retain talent.

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

Information about our Directors

The following table sets forth the names, ages and positions of all our directors as of February 23, 2024.

Name	Age	Position
George J. Carter	75	Chief Executive Officer and Chairman of the Board
John N. Burke (1) (2) (3) (4)	62	Director
Brian N. Hansen (2) (3) (5)	52	Director
Kenneth Hoxsie (1) (3) (6)	73	Director
Dennis J. McGillicuddy (1)	82	Director
Georgia Murray (1) (2) (7)	73	Director
Kathryn P. O'Neil (1) (2) (3)	60	Director
Milton P. Wilkins, Jr. (1)	76	Director
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Chair of the Audit Committee
(5)	Chair of the Compensation Committee
(6)	Chair of the Nominating and Corporate Governance Committee
(7)	Lead Independent Director

George J. Carter, age 75, is Chief Executive Officer and has been Chairman of the Board of Directors of FSP Corp. since 2002. Mr. Carter also was the President of FSP Corp. from 2002 to May 2016. Mr. Carter is responsible for all aspects of the business of FSP Corp. and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. Prior to the conversion, he was President of the general partner of the FSP Partnership and was responsible for all aspects of the business of the FSP Partnership and its affiliates. From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”). Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.).

John N. Burke, age 62, has been a Director of FSP Corp. since 2004 and Chair of the Audit Committee since June 2004. Mr. Burke is a certified public accountant with over 35 years of experience in the practice of public accounting working with both private and publicly traded companies with extensive experience serving clients in the real estate and REIT industry. His experience includes analysis and evaluation of financial reporting, accounting systems, internal controls and audit matters. Mr. Burke has been involved as an advisor on several public offerings, private equity and debt financings and merger and acquisition transactions. Mr. Burke’s consulting experience includes a wide range of accounting, tax and business planning matters. Prior to starting his own firm, BA, Inc., in 2003, where he currently practices, Mr. Burke was an Audit Partner in the Boston office of BDO USA, LLP. Mr. Burke is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of CPAs. Mr. Burke earned an M.S. in Taxation and studied undergraduate accounting at Bentley University.

Brian N. Hansen, age 52, has been a Director of FSP Corp. since 2012 and Chair of the Compensation Committee since February 2021. Since 2007, Mr. Hansen has served as President and Chief Operating Officer of Confluence Investment Management LLC, a St. Louis based Registered Investment Advisor. Prior to founding Confluence in 2007, Mr. Hansen served as a Managing Director in A.G. Edwards’ Financial Institutions & Real Estate Investment Banking practice. While at A.G. Edwards, Mr. Hansen advised a wide variety of Real Estate Investment Trusts on numerous capital markets transactions, including public and private offerings of debt and equity securities as well as the analysis of various merger & acquisition opportunities. Prior to joining A.G. Edwards, Mr. Hansen served as a Manager in Arthur Andersen LLP’s Audit & Business Advisory practice. Mr. Hansen has served on the boards of a number of non-profit entities and currently serves on the Finance Council and as the Investment Committee Chair of the Archdiocese of St. Louis and as a member of the St. Louis County Retirement Board. Mr. Hansen earned his M.B.A. from the Kellogg School of Management at Northwestern University and his Bachelor of Science in Commerce from DePaul University. Mr. Hansen is a Certified Public Accountant.

Kenneth A. Hoxsie, age 73, has been a Director of FSP Corp. since January 2016 and Chair of the Nominating and Corporate Governance Committee since February 2021. Mr. Hoxsie was a Partner at the international law firm of Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) until his retirement in December 2015. He joined Hale and Dorr (the predecessor of WilmerHale) in 1981, subsequently worked at Copley Real Estate Advisors, an institutional real estate investment advisory firm, and rejoined Hale and Dorr in 1994. Mr. Hoxsie has over 30 years’ experience in real estate capital markets transactions, fund formation, public company counseling and mergers and acquisitions and has advised the Company since its formation in 1997. Mr. Hoxsie earned his J.D. (Cum Laude) from Harvard Law School, his M.A. from Harvard University and his B.A. (Summa Cum Laude) from Amherst College, where he was elected to Phi Beta Kappa.

Dennis J. McGillicuddy, age 82, has been a Director of FSP Corp. since May 2002. Mr. McGillicuddy graduated from the University of Florida with a B.A. degree and from the University of Florida Law School with a J.D. degree. In 1968, Mr. McGillicuddy joined Barry Silverstein in founding Coaxial Communications, a cable television company. In 1998 and 1999, Coaxial sold its cable systems. Mr. McGillicuddy has served on the boards of various charitable organizations. He is currently President of the Board of Trustees of Florida Studio Theater, a professional non-profit theater organization, and is a Director of All-Star Children’s Foundation, an organization engaged in creating a new paradigm for foster care.

Georgia Murray, age 73, has been a Director of FSP Corp. since April 2005 and Lead Independent Director since February 2014. Ms. Murray is retired from Lend Lease Real Estate Investments, Inc., where she served as a Principal from November 1999 until May 2000. From 1973 through October 1999, Ms. Murray worked at The Boston

Financial Group, Inc., serving as Senior Vice President and a Director at times during her tenure. Boston Financial was an affiliate of the Boston Financial Group, Inc. She is a past Trustee of the Urban Land Institute and a past President of the Multifamily Housing Institute. Ms. Murray previously served on the Board of Directors of Capital Crossing Bank. She also serves on the boards of numerous non-profit entities. Ms. Murray is a graduate of Newton College.

Kathryn P. O’Neil, age 60, has been a Director of FSP Corp. since January 2016. Ms. O’Neil was a Director at Bain Capital in the Investor Relations area where she focused on Private Equity and had oversight of the Investment Advisory sector from 2011 until her retirement in 2014. From 1999 to 2007, Ms. O’Neil was a Partner at FLAG Capital Management LLC, a manager of fund-of-funds investment vehicles in private equity, venture capital, real estate and natural resources. Previously, Ms. O’Neil was an Investment Consultant at Cambridge Associates where she specialized in Alternative Assets. Ms. O’Neil currently serves on a variety of non-profit boards, including the Peabody Essex Museum where she is a Trustee and a member of the Finance and Investment Committees, Horizon’s for Homeless Children where she is a Director and serves on the Executive and Finance Committees, McLean Hospital where she is a member of the Board of Trustees, and the Trustees of Reservations where she serves on the President’s Council and was a member of the Investment Committee from 2006 to 2020. Ms. O’Neil is a Trustee Emeritus of Colby College and a former member of the Board of Overseers of the Boston Museum of Science. Ms. O’Neil holds a B.A. (Summa Cum Laude) and M.A. (Honorary) from Colby College where she was elected to Phi Beta Kappa. Ms. O’Neil received her M.B.A. from The Harvard Graduate School of Business Administration.

Milton P. Wilkins, Jr., age 76, has been a Director of FSP Corp. since February 2022. Mr. Wilkins has served as an investment advisor with RBF Wealth Advisors in St. Louis, Missouri, since 1997. Concurrently, from 2003 to 2015, Mr. Wilkins served with Hammond Associates/Mercer Investment Consulting as an institutional investment consultant. From 1976 to 1986 and from 1989 to 1997, Mr. Wilkins served in various positions at Monsanto Corporation, including as Vice President of Corporate Development in the corporate mergers and acquisition group. Mr. Wilkins currently serves as Chairman of the St. Louis County Employees Retirement Board (pension plan), a member of the Investment Committee of the Archdiocese of St. Louis, and as a member of the Board of Directors of the Nine PBS public television station in St. Louis. Mr. Wilkins holds a M.B.A. degree from the Harvard Graduate School of Business Administration and a Bachelor of Arts degree from Morehouse College.

Information about our Executive Officers

The following table sets forth the names, ages and positions of all our executive officers as of February 23, 2024.

Name	Age	Position
George J. Carter (1)	75	Chief Executive Officer and Chairman of the Board
Jeffrey B. Carter	52	President and Chief Investment Officer
Scott H. Carter	52	Executive Vice President, General Counsel and Secretary
John G. Demeritt	63	Executive Vice President, Chief Financial Officer and Treasurer
John F. Donahue	57	Executive Vice President
Eriel Anchondo	46	Executive Vice President and Chief Operating Officer
(1)	Information about George J. Carter is set forth above. See “Directors of FSP Corp.”

Jeffrey B. Carter, age 52, is President and Chief Investment Officer of FSP Corp. Mr. Carter served as Executive Vice President and Chief Investment Officer from February 2012 until May 2016, when he was appointed as President in addition to his position as Chief Investment Officer. Previously, Mr. Carter served as Senior Vice President and Director of Acquisitions of FSP Corp. from 2005 to 2012 and as Vice President - Acquisitions from 2003 to 2005. Mr. Carter oversees the day-to-day execution of the Company’s strategic objectives and business plan. In addition, Mr. Carter is primarily responsible for developing and implementing the Company’s investment strategy, including coordination of acquisitions and dispositions. Prior to joining FSP Corp., Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.), The George Washington University (M.A.) and Cornell University (M.B.A.). Mr. Carter’s father, George J. Carter, serves as Chief Executive Officer and Chairman of the Board of Directors of FSP Corp. and Mr. Carter’s brother, Scott H. Carter, serves as Executive Vice President, General Counsel and Secretary of FSP Corp.

Scott H. Carter, age 52, is Executive Vice President, General Counsel and Secretary of FSP Corp. Mr. Carter has served as General Counsel since February 2008. Mr. Carter joined FSP Corp. in October 2005 as Senior Vice President and In-house Counsel. Mr. Carter is primarily responsible for the management of all of the legal affairs of FSP Corp. and its affiliates. Prior to joining FSP Corp. in October 2005, Mr. Carter was associated with the law firm of Nixon Peabody LLP, which he originally joined in 1999. At Nixon Peabody LLP, Mr. Carter concentrated his practice on the areas of real estate syndication, acquisitions and finance. Mr. Carter received a Bachelor of Business Administration (B.B.A.) degree in Finance and Marketing and a Juris Doctor (J.D.) degree from the University of Miami. Mr. Carter is admitted to practice law in the Commonwealth of Massachusetts. Mr. Carter’s father, George J. Carter, serves as Chief Executive Officer and Chairman of the Board of Directors of FSP Corp. and Mr. Carter’s brother, Jeffrey B. Carter, serves as President and Chief Investment Officer of FSP Corp.

John G. Demeritt, age 63, is Executive Vice President, Chief Financial Officer and Treasurer of FSP Corp. and has been Chief Financial Officer since March 2005. Mr. Demeritt previously served as Senior Vice President, Finance and Principal Accounting Officer from September 2004 to March 2005. Prior to September 2004, Mr. Demeritt was a Manager with Caturano & Company, an independent accounting firm (which later merged with McGladrey) where he focused on Sarbanes Oxley compliance. Previously, from March 2002 to March 2004 he provided consulting services to public and private companies where he focused on SEC filings, evaluation of business processes and acquisition integration. During 2001 and 2002 he was Vice President of Financial Planning & Analysis at Cabot Industrial Trust, a publicly traded real estate investment trust, which was acquired by CalWest in December 2001. From October 1995 to December 2000 he was Controller and Officer of The Meditrust Companies, a publicly traded real estate investment trust (formerly known as The La Quinta Companies, which was then acquired by the Blackstone Group), where he was involved with a number of merger and financing transactions. Prior to that, from 1986 to 1995 he had financial and accounting responsibilities at three other public companies, and was previously associated with Laventhol & Horwath, an independent accounting firm from 1983 to 1986. Mr. Demeritt is a Certified Public Accountant and holds a Bachelor of Science degree from Babson College.

John F. Donahue, age 57, is Executive Vice President of FSP Corp. and President of FSP Property Management LLC and has held those positions since May 2016. Mr. Donahue is primarily responsible for the oversight of the management of all of the real estate assets of FSP Corp. and its affiliates. Mr. Donahue joined FSP Corp. in August 2001 as Vice President of FSP Property Management LLC. From 2001 to May 2016, Mr. Donahue was responsible for the management of real estate assets of FSP Corp. and its affiliates. From 1992 to 2001, Mr. Donahue worked in the pension fund advisory business for GE Capital and AEW Capital Management with oversight of office, research and development, industrial and land investments. From 1989 to 1992, Mr. Donahue worked for Krupp Realty in various accounting and finance roles. Mr. Donahue holds a Bachelor of Science in Business Administration degree from Bryant College.

Eriel Anchondo, age 46, is Executive Vice President and Chief Operating Officer of FSP Corp. and has held those positions since May 2016. Mr. Anchondo joined FSP Corp. in 2015 as Senior Vice President of Operations. Mr. Anchondo is responsible for ensuring that the Company has the proper operational controls, administrative and reporting procedures, and people systems and infrastructure in place to effectively grow the organization and maintain financial strength and operating efficiency. Prior to joining FSP Corp., from July 2014 to December 2014, Mr. Anchondo provided consulting services to the retail banking division of ISBAN, which is part of the Technology and Operations division of the Santander Group of financial institutions. From May 2007 to July 2013, Mr. Anchondo was employed by Mercer, a global consulting leader in talent, health, retirement, and investments, as an Employee Education Manager across all lines of Mercer’s business. From May 2005 to May 2007, Mr. Anchondo was a Communications Consultant at New York Life Investment Management. From December 2002 to May 2005, Mr. Anchondo worked in the Preferred Client Services Group at Putnam Investments. Mr. Anchondo is a graduate of Boston University (B.A.) and Cornell University (M.B.A.).

Each of the above executive officers has been a full-time employee of FSP Corp. for the past five fiscal years.

Item 1A.Risk Factors

The following material factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time-to-time.

Risks Related to our Indebtedness

If our one remaining Sponsored REIT defaults on its Sponsored REIT Loan, we may be required to keep balances outstanding on our existing debt, seek new debt or use our cash balance to repay our existing debt, which may reduce cash available for distribution to our stockholders or for other corporate purposes.

We have one remaining secured loan to a Sponsored REIT in the form of a mortgage loan, which we refer to as the Sponsored REIT Loan. We anticipate that the Sponsored REIT Loan will be repaid through cash flow from property operations or sale of the underlying property, although the actual amount and timing of any repayment is uncertain and will likely depend on prevailing market conditions at the time of any such sale. If the Sponsored REIT defaults on the Sponsored REIT Loan, the Sponsored REIT could be unable to fully repay the Sponsored REIT Loan and we may have to satisfy our obligations under our existing debt through other means, including without limitation, keeping balances outstanding, seeking new debt, and/or using our cash balance. If that happens, we may have less cash available for distribution to our stockholders or for other corporate purposes.

Our operating results and financial condition could be adversely affected if we are unable to refinance the BofA Term Loan, the BMO Term Loan, the Series A Notes or the Series B Notes.

There can be no assurance that we will be able to refinance the BofA Term Loan, the BMO Term Loan, the Series A Notes or the Series B Notes (each as defined in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations) upon their respective maturities, or that any such refinancings would be on terms as favorable as the terms of the BofA Term Loan, the BMO Term Loan, the Series A Notes, or the Series B Notes, or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on the BofA Term Loan, the BMO Term Loan, the Series A Notes or the Series B Notes. If we are unable to refinance the BofA Term Loan, the BMO Term Loan, the Series A Notes or the Series B Notes at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected.

Failure to comply with covenants in the documents evidencing the BofA Term Loan, the BMO Term Loan, the Series A Notes or the Series B Notes could adversely affect our financial condition.

The documents evidencing the BofA Term Loan, the BMO Term Loan, the Series A Notes and the Series B Notes contain customary affirmative and negative covenants, including some or all of the following: limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, use of net cash proceeds from the disposition of properties, assets and equity issuances, mandatory prepayments, the requirement to have certain subsidiaries provide guarantees, the requirement to pledge our equity interests in certain subsidiaries as collateral, changes in business, certain restricted payments, repurchases and redemptions of our common stock, going concern qualifications to our financial statements, and transactions with affiliates. In addition, subject to certain tax-related exceptions, the documents evidencing the BofA Term Loan, the BMO Term Loan, the Series A Notes and the Series B Notes restrict our ability to make quarterly dividend distributions that exceed $0.01 per share of our common stock; provided, however, that notwithstanding such restriction, we are permitted to make dividend distributions based on our good faith estimate of projected or estimated taxable income or otherwise as necessary to retain our status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which we would otherwise be subject. The documents evidencing the BofA Term Loan, the BMO Term Loan, the Series A Notes and the Series B Notes contain the following financial covenants: minimum tangible net worth; maximum leverage ratio; maximum secured leverage ratio; maximum secured recourse leverage ratio; minimum fixed charge coverage ratio; maximum unencumbered leverage ratio; and minimum unsecured interest coverage.

Our continued general compliance with the BofA Term Loan, the BMO Term Loan, the Series A Notes and the Series B Notes is subject to ongoing compliance with our financial and other covenants. Failure to comply with such covenants could cause a default under the BofA Term Loan, the BMO Term Loan, the Series A Notes or the Series B Notes, and we may then be required to repay them with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.

If we breach covenants in the documents evidencing the BofA Term Loan, the BMO Term Loan, the Series A Notes or the Series B Notes, the lenders can declare a default. A default under documents evidencing the BofA Term Loan, the BMO Term Loan, the Series A Notes, or the Series B Notes could result in difficulty financing growth in our business and could also result in a reduction in the cash available for distribution to our stockholders or for other corporate purposes. A default under documents evidencing the BofA Term Loan, the BMO Term Loan, the Series A Notes or the Series B Notes could materially and adversely affect our financial condition and results of operations.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.

As of December 31, 2023 and February 21, 2024, we had $90 million and $67 million, respectively, outstanding under the BofA Term Loan. Interest on the BofA Term Loan bears interest at variable rates based on a spread over SOFR and includes a 5.00% floor on SOFR.

As of December 31, 2023 and February 21, 2024, we had $115 million and $86 million, respectively, outstanding under the BMO Term Loan. Interest on the BMO Term Loan bears interest at variable rates based on a spread over SOFR and includes a 5.00% floor on SOFR.

During 2023, the Federal Reserve raised the federal funds rate target several times, most recently increasing it by 25 basis points on July 26, 2023, to a range of 5.25% to 5.50%. If interest rates continue to increase, then the interest costs on our unhedged variable rate debt will also increase, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to stockholders. In addition, rising interest rates could limit our ability to incur new debt or to refinance existing debt when it matures. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges. In addition, increases in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions, to incur new debt or refinance existing debt when it matures.

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

Risks Related to our Operations and Properties

The long-term impact of the COVID-19 pandemic may continue to have an adverse impact on our financial condition and results of operations. This impact could be materially adverse to the extent that the long-term impact of the COVID-19 pandemic, or future pandemics, cause tenants to be unable to pay their rent or reduce the demand for commercial real estate, or cause other impacts described below.

The COVID-19 pandemic has adversely impacted our properties and operating results and continues to present material uncertainty and risk with respect to the performance of our properties and our financial results. Considerable uncertainty still surrounds the long-term impact of the COVID-19 pandemic and its potential effects on the population, including the spread of more contagious variants of the virus, and on the commercial real estate market and our business. Many of our tenants still do not fully occupy the space that they lease. Any ongoing negative impacts from the COVID-19 pandemic could adversely affect us and/or our tenants due to, among other factors: the potential negative impact to the businesses of our tenants, the impact of work-from-home and return-to-work policies, the potential negative impact to leasing efforts and occupancy at our properties, uncertainty regarding future rent collection levels or requests for rent concessions from our tenants, the occurrence of a default under any of our debt agreements, the potential for increased borrowing costs, negative impacts on our ability to refinance existing indebtedness or to secure new sources of capital on favorable terms, fluctuations in our level of dividends, increased costs of operations, making more difficult our ability to complete required capital expenditures in a timely manner and on budget, decreases in values of our real estate assets, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

Some of our existing tenants and potential tenants operate in businesses and industries that continue to be adversely affected by the continuing disruption to business as a result of the COVID-19 pandemic. Some of our existing tenants and potential tenants have elected to, or been required to, and may in the future elect to, or be required to, reduce or suspend operations for extended periods of time, including as a result of work-from-home policies. Some of our tenants have requested rent concessions and more tenants may request rent concessions or may not pay rent in the future. These situations could lead to increased rent delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, increased tenant improvement capital expenditures, or reduced rental rates to maintain occupancies. For example, on December 21, 2020, the parent company of a tenant that leases approximately 130,000 square feet filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, resulting in a writeoff charge of $3.1 million. Our operations could be materially negatively affected if the economic downturn is prolonged, which could adversely affect our operating results, our ability to pay dividends, our ability to repay or refinance our existing indebtedness, and the price of our common stock.

Economic conditions in the United States could have a material adverse impact on our earnings and financial condition.

Although recent indicators suggest that economic activity has expanded at a modest pace, the global economy continues to experience significant disruptions and uncertainty as a result of various factors, including geopolitical events such as the wars between Russia and Ukraine and between Israel and Hamas, a U.S. designated Foreign Terrorist Organization, in the Gaza Strip and ongoing conflicts in various other parts of the Middle East, increasing tensions with China, the long-term impact of the COVID-19 pandemic and continuing supply chain difficulties. Because economic conditions directly affect the demand for office space, our primary income producing asset, broad economic market conditions in the United States, including uncertainty over interest rates, slower growth, stock market volatility or recession fears, could have a material adverse effect on our earnings and financial condition. Economic conditions may be affected by numerous other factors, including but not limited to, inflation and employment levels, energy prices, uncertainty about government fiscal, monetary, trade and tax policies, changes in currency exchange rates, the regulatory environment and the availability of credit. Future economic factors also may negatively affect the demand for office space, real estate values, occupancy levels and property income.

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

As of December 31, 2023, approximately 19% and 13% of our tenants as a percentage of the total rentable square feet operated in the energy services industry and the information technology and computer services industry, respectively. An economic downturn in these or any industry in which a high concentration of our tenants operate or in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us, which could adversely affect our financial condition and results of operations.

We face risks from geographic concentration.

The properties in our portfolio as of December 31, 2023, by aggregate square footage, are distributed geographically as follows: South — 41.0%, West — 37.0.%, Midwest — 16.8% and East — 5.2%. However, within certain of those regions, we hold a larger concentration of our properties in Denver, Colorado — 37.0%, Houston, Texas — 20.6%, Dallas, Texas — 17.6%, and Minneapolis, Minnesota — 13.1%. We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions. As the Dallas, Denver and Houston metropolitan areas have a significant presence in the energy sector, a prolonged period of low oil or natural gas prices, or other factors negatively impacting the energy industry, could have an adverse impact on our ability to maintain the occupancy of our properties in those areas or could cause us to lease space at rates below current in-place rents, or at rates below the rates we have leased space in those areas in the prior year. In addition, factors negatively impacting the energy industry could reduce the market values of our properties in those areas, which could reduce our net asset value and adversely affect our financial condition and results of operations, or cause a decline in the value of our common stock.

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

Risks Related to our Common Stock

Our level of dividends may fluctuate.

Because our real estate occupancy levels, rental rates and property disposition levels can fluctuate, there is no predictable recurring level of revenue from such activities and changes in interest rates or in the mix of our fixed and variable rate debt can cause our interest costs to fluctuate. As a result of these fluctuations, the amount of cash available for distribution to our stockholders may fluctuate, which may result in our not being able to maintain or grow dividend levels, including special dividends, in the future. In 2022, we adopted a variable quarterly dividend policy, which replaced our previous regularly quarterly dividend policy. Under this dividend policy, our Board of Directors determines quarterly dividends based upon a variety of factors, including our estimates of our annual taxable income and the amount that we are required to distribute annually in the aggregate to enable us to continue to qualify as a REIT for federal income tax purposes. In addition, the BofA Term Loan, the BMO Term Loan, the Series A Notes and the Series B Notes include restrictions on our ability to make quarterly dividend distributions that exceed $0.01 per share of our common stock; provided, however, that notwithstanding such restrictions, we are permitted to make dividend distributions based on our good faith estimate of projected or estimated taxable income or otherwise as necessary to retain our status as a REIT, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which we would otherwise be subject.

The real properties held by us may significantly decrease in value.

As of December 31, 2023, we owned 17 properties. Some or all of these properties may decline in value. To the extent our real properties decline in value, our stockholders could lose some or all of the value of their investments. The value of our common stock may be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us. Moreover, if we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs, respectively, or if we are forced to lease real property at below market rates because of the condition of the property or general economic or local market conditions, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

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

Item 1B.Unresolved Staff Comments.

None.

Item 1C.Cybersecurity.

We have certain processes for assessing, identifying and managing cybersecurity risks, which are built into our overall risk management program/information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, protect employee information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural and technical safeguards, response plans, regular tests on our systems, and routine review of our policies and procedures to identify risks and enhance our practices. We engage certain external parties to enhance our cybersecurity oversight. We consider the internal risk oversight programs of third-party service providers before engaging them in order to help protect us from any related vulnerabilities.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

The Audit Committee of our Board of Directors provides direct oversight over cybersecurity risk and provides updates to the Board of Directors regarding such oversight. The Audit Committee receives quarterly updates from management regarding cybersecurity matters and is notified between such updates regarding significant new cybersecurity threats or incidents.

Our Vice President and Director of Information Technology leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. Prior to his approximately 14 years overseeing and securing our information technology operations, our Vice President and Director of Information Technology held various roles during his approximately 9 years of tenure at USI New England, most recently overseeing and securing their information technology operations as Regional IT Manager. This experience is reinforced with regular cybersecurity training from industry leading organizations such as the SANS Institute and ISC2.

In an effort to protect our resources from cyber threats, we maintain a security program that includes multiple layers designed to prevent, mitigate, detect, defend against, and remediate these threats. These include, but are not limited to, continuous vulnerability assessment and remediation, annual penetration testing conducted by a third party, security and monitoring tools that are monitored by a 24x7 SOC (Security Operations Center) and Incident Response Planning. Additionally, all employees are required to take annual cyber security training that aligns with our risks and current cyber trends such as ransomware, BEC (business email compromise,) phishing, and social engineering.

Item 2.Properties

Set forth below is information regarding our properties as of December 31, 2023:

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/23	of Tenants	Major Tenants (2)

Office
16285 Park Ten Place	6/27/02	157,609	83.8%	7	Blade Energy Partners, Ltd.
Houston, TX 77084					Baytex Energy USA, Inc.
					Edge Engineering & Science, LLC

15601 Dallas Parkway	9/30/02	289,333	83.0%	14	Cyxtera Management Inc.
Addison, TX 75001					WDT Acquisition Corporation
					Aerotek, Inc.
					CarOffer, LLC

1500 & 1600 N. Greenville Ave.	3/3/03	300,887	85.5%	8	ARGO Data Resource Corp.
Richardson, TX 75081					EMC Corporation
					ID Software, LLC

5600, 5620 & 5640 Cox Road	7/16/03	298,183	90.5%	5	Commonwealth of Virginia
Glen Allen, VA 23060					ChemTreat, Inc.
					GE Vernova International LLC

1293 Eldridge Parkway	1/16/04	248,399	100.0%	1	CITGO Petroleum Corporation
Houston, TX 77077

6550 & 6560 Greenwood Plaza	2/24/05	196,236	66.3%	2	Kaiser Foundation Health Plan, Inc.
Englewood, CO 80111

16290 Katy Freeway	9/28/05	156,746	95.0%	7	Olin Corporation
Houston, TX 77094					Hargrove and Associates, Inc.
					Bluware, Inc.

5055 & 5057 Keller Springs Rd.	2/24/06	217,841	80.2%	22	See Footnote 3
Addison, TX 75001

121 South Eighth Street	6/29/10	298,121	80.5%	35	Schwegman, Lundberg & Woessner
Minneapolis, MN 55402

801 Marquette Ave. South	6/29/10	129,691	91.8%	3	Workbox Marquette MN, LLC

Minneapolis, MN 55402					Greater Minneapolis Convention & Visitor Association
					Deluxe Corporation

5100 & 5160 Tennyson Parkway	3/10/11	209,461	56.6%	6	ARK-LA-TEX Financial Services, LLC
Plano, TX 75024					CountryPlace Mortgage, LTD

10370 & 10350 Richmond Ave.	11/1/12	629,025	62.7%	41	See Footnote 3
Houston, TX 77042

1999 Broadway	5/22/13	682,639	51.7%	32	United States Government
Denver, CO 80202

1001 17th Street	8/28/13	649,235	71.1%	16	Permian Resources Operating, LLC
Denver CO, 80202					Hall and Evans, LLC
					Ping Identity Corp.

45 South Seventh Street	6/6/16	330,096	62.3%	18	PwC US Group
Minneapolis, MN 55402

1420 Peachtree Street, NE	8/10/16	160,145	79.8%	4	Swift, Currie, McGhee & Hiers, LLP
Atlanta, GA 30309

600 17th Street	12/1/16	612,135	81.7%	36	EOG Resources, Inc.
Denver, CO 80202

120 Monument Circle	1/1/23	213,760	4.1%	2	See Footnote 3
Indianapolis, IN

Total Owned & Consolidated Portfolio		5,779,542	71.5%

(1)	Date of purchase or merged entity date of purchase.
(2)	Major tenants that occupy 10% or more of the space in an individual property.
(3)	No tenant occupies more than 10% of the space.

All of the properties listed above are owned, directly or indirectly, by us. None of our properties are subject to any mortgage loans. We have no other material undeveloped or unimproved properties, or proposed programs for material renovation or development of any of our properties in 2024. We believe that our properties are adequately covered by insurance as of December 31, 2023.

The information presented below provides the weighted average GAAP rent per square foot for the year ended December 31, 2023 for our properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements. This table does not include information about properties held by our investments in nonconsolidated REITs.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	December 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2023 (a)	Square Feet (b)

Innsbrook	Glen Allen	VA	1999	298,183	142,382	47.8%	18.69
East Total				298,183	142,382	47.8%	18.69
120 Monument Circle	Indianapolis	IN	1992	213,760	8,722	4.1%	31.77
121 South 8th Street	Minneapolis	MN	1974	298,121	243,088	81.5%	25.28
801 Marquette Ave	Minneapolis	MN	1923/2017	129,691	119,108	91.8%	24.38
Plaza Seven	Minneapolis	MN	1987	330,096	211,162	64.0%	30.03
Midwest Total				971,668	582,080	59.9%	26.91
Park Ten	Houston	TX	1999	157,609	125,157	79.4%	28.86
Addison Circle	Addison	TX	1999	289,333	240,175	83.0%	35.58
Collins Crossing (c)	Richardson	TX	1999	300,887	278,381	92.5%	27.10
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	26.82
Park Ten Phase II	Houston	TX	2006	156,746	148,924	95.0%	29.42
Liberty Plaza	Addison	TX	1985	217,841	157,107	72.1%	24.65
Legacy Tennyson Center	Plano	TX	1999/2008	209,461	98,510	47.0%	30.96
Westchase I & II	Houston	TX	1983/2008	629,025	370,118	58.8%	26.49
Pershing Park Plaza (c)	Atlanta	GA	1989	160,145	127,796	79.8%	38.51
South Total				2,369,446	1,794,567	75.7%	29.20
1999 Broadway	Denver	CO	1986	682,639	407,194	59.7%	33.97
1001 17th Street	Denver	CO	1977/2006	649,235	456,542	70.3%	39.04
600 17th Street	Denver	CO	1982	612,135	484,934	79.2%	34.29
Greenwood Plaza	Englewood	CO	2000	196,236	130,006	66.3%	29.16
West Total				2,140,245	1,478,676	69.1%	35.22

Total Owned & Consolidated Properties				5,779,542	3,997,705	69.2%	$30.72
(a)	Based on weighted occupied square feet for the year ended December 31, 2023, including month-to-month tenants, divided by the property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the year ended December 31, 2023 per weighted occupied square foot.
(c)	Properties were classified as assets held for sale as of December 31, 2023.

The information presented below is a lease expiration table for ten years and thereafter, stating (i) the number of tenants whose leases will expire, (ii) the total area in square feet covered by such leases, (iii) the annual rental represented by such leases in dollars and by square feet, and (iv) the percentage of gross annual rental represented by such leases.

			Rentable			Annualized	Percentage
	Number of		Square			Rent	of Total
Year of	Leases		Footage		Annualized	Per Square	Annualized
Lease	Expiring		Subject to		Rent Under	Foot Under	Rent Under
Expiration	Within the		Expiring		Expiring	Expiring	Expiring	Cumulative
December 31,	Year (a)		Leases		Leases (b)	Leases	Leases	Total

2024	47	(c)	518,878		$15,816,296	$30.48	12.5%	12.5%
2025	55		437,374		14,785,284	33.80	11.7%	24.2%
2026	43		567,886		20,136,729	35.46	15.9%	40.1%
2027	26		330,757		10,530,650	31.84	8.3%	48.4%
2028	19		233,589		7,484,290	32.04	5.9%	54.3%
2029	30		538,125		15,738,822	29.25	12.4%	66.7%
2030	11		307,108		9,327,691	30.37	7.4%	74.1%
2031	8		256,836		9,358,506	36.44	7.4%	81.5%
2032	1		5,901		—	—	—%	81.5%
2033	8		489,626		16,080,101	32.84	12.7%	94.2%
2034 and thereafter	39		443,514	(d)	7,275,536	16.40	5.8%	100.0%
Leased total	287		4,129,594		$126,533,905	$30.64	100.0%
Vacancies as of 12/31/23			1,649,948
Total Portfolio Square Footage			5,779,542
(a)	The number of leases approximates the number of tenants. Tenants with lease maturities in different years are included in annual totals for each lease. Tenants may have multiple leases in the same year.
(b)	Annualized rent represents the monthly rent charged, including tenant reimbursements, for each lease in effect at December 31, 2023 multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.
(c)	Includes 4 leases that are month-to-month.
(d)	Includes 61,623 square feet that are non-revenue producing building amenities.

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

As of February 1, 2024, there were 12,931 holders of our common stock, including both holders of record and participants in securities position listings.

While not guaranteed, we expect to continue to pay cash dividends on our common stock in the future. See Part I, Item 1A Risk Factors, “Our level of dividends may fluctuate.” for additional information.

STOCK PERFORMANCE GRAPH

In accordance with SEC regulations, the following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2018 and December 31, 2023 with the cumulative total return of (1) the FTSE NAREIT Equity Office Index (“NAREIT Office”), (2) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), and (3) the Russell 2000 Total Return Index (“Russell 2000”) over the same period. This graph assumes the investment of $100.00 on December 31, 2018 and assumes that any distributions are reinvested.

	As of December 31,
	2018	2019	2020	2021	2022	2023
FSP	$100	$144	$79	$121	$58	$56
S&P 500	100	131	156	200	164	207
Russell 2000	100	126	151	173	138	161
NAREIT Office	100	131	107	131	82	83

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

Item 6.	[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, adverse changes in general economic or local market conditions, including the impact of recessionary concerns, inflation, energy prices and interest rates, as well as those resulting from the COVID-19 pandemic, including the impact of work-from-home and return-to-work policies, and other potential infectious disease outbreaks and terrorist attacks or other acts of violence, which may negatively affect the markets in which we and our tenants operate, our inability to extend and/or refinance our debt or effect asset sales sufficient to repay such debt prior to the maturity dates thereof, adverse changes in energy prices, which if sustained, could negatively impact occupancy and rental rates in the markets in which we own properties, including energy-influenced markets such as Dallas, Denver and Houston, expectations for future property dispositions, expectations for future potential leasing activity, expectations for the potential payment of special dividends, changes in interest rates as a result of economic market conditions, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, uncertainties relating to fiscal policy, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, delays in construction schedules, unanticipated increases in construction costs, unanticipated repairs, increases in the level of general and administrative costs as a percentage of revenues as revenues decrease as a result of property dispositions, additional staffing, insurance increases and real estate tax valuation reassessments. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

As of December 31, 2023, approximately 5.1 million square feet, or approximately 88.4% of our total owned portfolio, was located in Dallas, Denver, Houston and Minneapolis.

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

For the year ended December 31, 2023, our disposition strategy resulted in aggregate gross sale proceeds of $154.5 million. On February 21, 2024, we repaid $102 million of debt in connection with the extensions of our BofA Term Loan, BMO Term Loan, our Series A Notes and our Series B Notes (each as defined in Liquidity and Capital Resources below).

In July 2022, we adopted a variable quarterly dividend policy, which replaced our previous regular quarterly dividend policy. Under the variable quarterly dividend policy, the Board of Directors determines quarterly dividends based upon a variety of factors, including the Company’s estimates of its annual taxable income and the amount that the Company is required to distribute annually in the aggregate to enable the Company to continue to qualify as a real estate investment trust for federal income tax purposes.

The credit rating for our senior unsecured debt was downgraded by Moody’s Investor Service from Ba1 to Ba3 on April 12, 2023, and from Ba3 to B3 on June 14, 2023. As of December 31, 2023, the interest rate applicable to borrowings under the Senior Notes (as defined in– Liquidity and Capital Resources below) was based in part on the rating of our debt. As of February 21, 2024, the interest rate applicable to borrowings under the Senior Notes was no longer based on the rating of our debt.

Trends and Uncertainties

Long-Term Impact of COVID-19 Pandemic

Considerable uncertainty still surrounds the long-term impact of the COVID-19 pandemic and its potential effects on the population, including the spread of more contagious variants of the virus, and on the commercial real estate market and our business. Many of our tenants still do not fully occupy the space that they lease. The COVID-19 pandemic continues to present material uncertainty and risk with respect to the performance of our properties and our financial results, such as the potential negative impact to the businesses of our tenants, the impact of work-from-home and return-to-work policies, the potential negative impact to leasing efforts and occupancy at our properties, uncertainty regarding future rent collection levels or requests for rent concessions from our tenants, the occurrence of a default under any of our debt agreements, the potential for increased borrowing costs, negative impacts on our ability to refinance existing indebtedness or to secure new sources of capital on favorable terms, fluctuations in our level of dividends, increased costs of operations, making more difficult our ability to complete required capital expenditures in a timely manner and on budget, decreases in values of our real estate assets, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. We are unable to estimate the full extent of the long term impact that the COVID-19 pandemic will have on our future financial results at this time. See “Risk Factors” in Item 1A. “Risk Factors”.

Economic Conditions

Although recent indicators suggest that economic activity has expanded at a modest pace, the global economy continues to experience significant disruptions as a result of various factors, including geopolitical events such as the ongoing wars between Russia and Ukraine and between Israel and Hamas, a U.S. designated Foreign Terrorist Organization, in the Gaza Strip and ongoing conflicts in various other parts of the Middle East, increasing tensions with China, the long-term impact of the COVID-19 pandemic and continuing supply chain difficulties. In addition, various economic factors, including but not limited to, inflation and interest rates, are contributing to recessionary concerns for the economy of the United States. Economic conditions directly affect the demand for office space, our primary income producing asset. In addition, the broad economic market conditions in the United States are typically affected by numerous other factors, including but not limited to, employment levels, energy prices, uncertainty about government fiscal, monetary, trade and tax policies, changes in currency exchange rates, the regulatory environment and the availability of credit. During 2023, the Federal Reserve raised the federal funds rate target several times, most recently increasing it by 25 basis points on July 26, 2023, to a range of 5.25% to 5.50%. Any future increases in the target range could also increase interest rates. If interest rates continue to increase, then the interest costs on our unhedged variable rate debt would be adversely affected, which could in turn adversely affect our cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to stockholders. As of December 31, 2023, approximately 50.6% of our total debt constituted unhedged variable rate debt. Increasing interest rates could also decrease the amount third parties are willing to pay for our assets and limit our ability to incur new debt or refinance existing debt when it matures. As of the date of this report, the impact of current economic conditions and geopolitical events and the long-term impact of the COVID-19 pandemic are adversely affecting the demand for office space in the United States.

Real Estate Operations

As of December 31, 2023, our real estate portfolio was comprised of 17 owned properties, which we refer to as our owned properties, and a non-controlling common stock interest in the corporation that is the sole member of FSP Monument Circle LLC, which corporation was organized to operate as a real estate investment trust, which we refer to as the Sponsored REIT. The Sponsored REIT, which we also refer to as Monument Circle, was consolidated effective January 1, 2023. We refer to these 18 properties as our owned and consolidated properties. Our owned properties were approximately 74.0% leased as of December 31, 2023, a decrease from 75.6% leased as of December 31, 2022. The 1.6% decrease in leased space was primarily a result of lease maturities that occurred during the year ended December 31, 2023 and the impact on leased percentage from the disposition of one property on each of March 10, 2023, August 9, 2023, October 26, 2023 and December 6, 2023. These decreases were partially offset by new leasing during the year ended December 31, 2023. As of December 31, 2023, we had approximately 1,650,000 square feet of vacancy in our owned properties compared to approximately 1,524,000 square feet of vacancy at December 31, 2022. During the year ended December 31, 2023, we leased approximately 706,000 square feet of office space in our owned properties, of which approximately 478,000 square feet were with existing tenants, at a weighted average term of 6.8 years. On average, tenant improvements for such leases were $22.42 per square foot, lease commissions were $10.56 per square foot and rent concessions were approximately six months of free rent. Average GAAP base rents under such leases were $29.71 per square foot, or 7.4% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2022.

Our owned and consolidated properties were approximately 71.5% leased as of December 31, 2023, compared to our owned properties at 75.6% leased as of December 31, 2022. The difference is primarily a result of the consolidation of Monument Circle effective January 1, 2023. As of December 31, 2023, Monument Circle was approximately 4.1% leased.

During 2023 and 2022, we had no redevelopment properties. On November 16, 2021, we sold a property known as Stonecroft in Chantilly, Virginia and another property located in Chantilly, Virginia for aggregate gross sales proceeds of approximately $40 million. Stonecroft had been our sole redevelopment property prior to its sale.

Our property known as Blue Lagoon in Miami, Florida, was substantially completed during the first quarter of 2021, and had previously been classified as a redevelopment property. As of December 31, 2022 and September 30, 2023, the property had leases signed for 98.5% of the rentable square feet of the property, including one tenant occupying approximately 73.6% of the rentable square feet of the property. On December 6, 2023, we sold this property for gross sales proceeds of approximately $68.0 million.

As of December 31, 2023, leases for approximately 9.0% and 7.6% of the square footage in our owned portfolio are scheduled to expire during 2024 and 2025, respectively. As the first quarter of 2024 begins, we believe that our operating properties are stabilized, with a balanced lease expiration schedule, and existing vacancy is being actively marketed to numerous potential tenants. While leasing activity at our properties has continued, we believe that the impact of geopolitical events, current economic conditions and the long-term impact of the COVID-19 pandemic may limit or delay new tenant leasing during at least the the first quarter of 2024 and potentially in future periods.

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

Real Estate Acquisition and Investment Activity

During 2023:

●	on September 26, 2023, we agreed to extend the maturity date of our existing loan to Monument Circle that is secured by a mortgage on real estate owned by Monument Circle, which we refer to as the Sponsored REIT Loan, to September 30, 2024.

During 2022:

●	we continued to actively explore additional potential real estate investment opportunities.

During 2021:

●	on October 29, 2021, the Company agreed to amend and restate the Sponsored REIT Loan to extend the maturity date from December 6, 2022 to June 30, 2023 and to advance an additional $3.0 million tranche of indebtedness to FSP Monument Circle LLC with the same June 30, 2023 maturity date, effectively increasing the aggregate principal amount of the Sponsored REIT Loan from $21 million to $24 million. In addition, the Company agreed to defer all principal and interest payments due under the Sponsored REIT Loan until the maturity date on June 30, 2023. As part of its consideration for agreeing to amend and restate the Sponsored REIT Loan, the Company obtained from the stockholders of the parent of FSP Monument Circle LLC the right to vote their shares in favor of any sale of the property owned by FSP Monument Circle LLC any time on or after January 1, 2023.
●	we continued to actively explore additional potential real estate investment opportunities.

Property Dispositions and Assets Held for Sale

During 2023, we sold an office property located in Elk Grove, Illinois on March 10, 2023 for a sales price of $29.1 million, at a gain of approximately $8.4 million. During the three months ended June 30, 2023, we entered into an agreement to sell a property in Charlotte, North Carolina at an expected loss of $0.8 million, which was recorded as an impairment and we classified the property as an asset held for sale as of June 30, 2023. The property sold on August 9, 2023 for a sales price of $9.2 million, at a loss of $0.8 million, which had been our expected loss. During the three months ended September 30, 2023, we recorded a gain on sale of $53,000 as a result of conveying approximately 7,826 square feet of land at our Addison, Texas property to the Town of Addison as part of a road revitalization project. In addition, during the three months ended September 30, 2023, we executed purchase and sale agreements with four different unrelated purchasers for the potential sale of four properties. Three of these potential dispositions were classified as assets held for sale as of September 30, 2023. On October 26, 2023, we completed the sale of one of the assets held for sale as of September 30, 2023, an office building located in Plano, Texas for a sales price of $48.0 million at a gain of approximately $10.6 million. On December 6, 2023, we sold another of the assets held for sale, an office property located in Miami, Florida for a sales price of $68.0 million at a loss of approximately $18.9 million. The one remaining asset held for sale was expected to sell for a sales price of $40.0 million at a loss of approximately $20.5 million, which was recorded as an impairment as of September 30, 2023, however on November 15, 2023, we received notice from the buyer indicating that the buyer was terminating the transaction and directing the deposit and interest be disbursed to us. During the three months ended December 31, 2023, we executed a purchase and sale agreement to sell a property located in Richardson, Texas for $35 million at an expected loss of approximately $2.1 million, which was recorded as an impairment as of December 31, 2023. On January 26, 2024, we sold the office property located in Richardson, Texas for a sales price of $35 million, at a loss of approximately $2.1 million, which is consistent with the previously recorded impairment.

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

We used, or intend to use, the proceeds of the dispositions primarily to repay outstanding indebtedness.

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

Critical Accounting Estimates

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed below. Significant estimates in the consolidated financial statements include purchase price allocations, impairment considerations and the valuation of derivatives.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in sponsored REITs and our investments in real property. These policies affect our:

●	allocation of purchase price;
●	allowance for loan losses on mortgage loans;
●	assessment of the carrying values and impairments of long lived assets;
●	valuation of derivatives; and
●	ownership of stock in a Sponsored REIT and related interests.

These policies involve significant judgments made based upon our experience, including judgments about current valuations, ultimate realizable value, current and future economic conditions and competitive factors in the markets in which our properties are located. Competition, economic conditions and other factors may cause occupancy declines in the future. In the future we may need to revise our carrying value assessments to incorporate information which is not now known and such revisions could decrease the carrying values of our assets.

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

Impairment

We periodically evaluate our real estate properties for impairment indicators. These indicators may include lower or declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life or legislative, economic or market changes that permanently reduce the value of our investments. If indicators of impairment are present, we evaluate the carrying value of the property by comparing it to its expected future undiscounted cash flows. A property’s value is impaired only if management’s estimate of future undiscounted cash flows to be generated by the property over its estimated holding period is less than the carrying value of the property. If there are different potential outcomes for a property, we will take a probability weighted approach to estimating future cash flows. If we determine that impairment has occurred, the affected assets are reduced to their fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future tenant profitability, market or industry factors differ from our expectations, we may record an impairment charge which is inappropriate or fail to record a charge when we should have done so, or the amount of such charges may be inaccurate.

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

Results of Operations

The following table shows financial results for the years ended December 31, 2023 and 2022.

	Year ended December 31,
(in thousands)	2023	2022	Change
Revenues:
Rental	$145,446	$163,739	$(18,293)
Related party revenue:
Management fees and interest income from loans	—	1,855	(1,855)
Other	261	21	240
Total revenues	145,707	165,615	(19,908)
Expenses:
Real estate operating expenses	50,732	52,820	(2,088)
Real estate taxes and insurance	27,200	34,620	(7,420)
Depreciation and amortization	54,738	63,808	(9,070)
General and administrative	14,021	13,885	136
Interest	24,318	22,808	1,510
Total expenses	171,009	187,941	(16,932)

Loss on extinguishment of debt	(106)	(78)	(28)
Gain on consolidation of Sponsored REIT	394	—	394
Impairment and loan loss reserve	—	(4,237)	4,237
Gain (loss) on sale of properties and impairment of assets held for sale, net	(23,384)	27,939	(51,323)
Interest income	567	—	567
Income (loss) before taxes	(47,831)	1,298	(49,129)
Tax expense	279	204	75
Net income (loss)	$(48,110)	$1,094	$(49,204)

Comparison of the year ended December 31, 2023 to the year ended December 31, 2022

Revenues

Total revenues decreased by $19.9 million to $145.7 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $18.3 million arising primarily from the sale of three properties during 2022 and four properties in 2023 and other losses of rental income from lease expirations during the periods presented. These decreases were partially offset by rental income earned from leases commencing after December 31, 2022. Our leased space in our owned and consolidated properties was 71.5% at December 31, 2023 and for our owned properties was 75.6% at December 31, 2022.
●	A decrease in interest income from loans of approximately $1.8 million due to the consolidation of Monument Circle in our financial results as of January 1, 2023.

●	These decreases were partially offset by an increase in other income of $0.2 million from a deposit that was forfeited by a potential buyer for a property in Atlanta, Georgia that we had under agreement when the transaction was terminated.

Expenses

Total expenses decreased by $16.9 million to $171.0 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $9.4 million primarily attributable to the property dispositions noted above.
●	A decrease in depreciation and amortization of approximately $9.1 million primarily attributable to the property dispositions noted above.

These decreases were partially offset by:

●	An increase in general and administrative expenses of $0.1 million primarily attributable to expenses relating to a proposed sale transaction that was terminated by the prospective buyer.
●	An increase in interest expense of approximately $1.5 million. The increase was primarily due to higher interest expense as a result of higher interest rates under the loan amendments we entered into on February 10, 2023 described below and was partially offset by a lower principal amount of debt outstanding compared to the year ended December 31, 2022.

Loss on extinguishment of debt

During the year ended December 31, 2023 and December 31, 2022, we repaid debt and incurred a loss on extinguishment of debt of approximately $0.1 million and $0.1 million, respectively, related to unamortized deferred financing costs on the dates of the repayments.

Gain on consolidation of Sponsored REIT

During the year ended December 31, 2023, we recorded a gain on consolidation of Sponsored REIT as a result of reducing the Monument Circle loan loss reserve, which resulted in a $0.4 million gain.

Impairment and loan reserve

During the year ended December 31, 2022, we recorded an impairment on a mortgage receivable of $4.2 million.

Gain and loss on sale of properties and impairment

During the three months ended March 31, 2023, we sold an office property located in Elk Grove, Illinois on March 10, 2023, for a sales price of $29.1 million, at a gain of approximately $8.4 million.

During the three months ended September 30, 2023, we sold an office property located in Charlotte, North Carolina known as Forest Park, for a sales price of $9.2 million at a loss of approximately $0.8 million. During the three months ended September 30, 2023, we also recorded a gain on sale of $53,000 as a result of conveying approximately 7,826 square feet of land at our Addison, Texas property to the Town of Addison as part of a road revitalization project and increased the loss on sale of Forest Park by $38,000 as a result of final sales adjustments.

During the three months ended September 30, 2023, we entered into an agreement to sell a property in Miami, Florida, known as Blue Lagoon, for a gross sales price of approximately $68.0 million at an expected loss of $19.2 million, that was recorded as an impairment loss. We completed the sale of the property on December 6, 2023 at an actual loss of $18.9 million. During the three months ended September 30, 2023, we entered into an agreement to sell a property in Atlanta, Georgia for a gross sales price of approximately $40.0 million, at an expected loss of $20.5 million that was recorded as an impairment loss. On October 26, 2023, we completed the sale of an asset held for sale as of September 30, 2023, which was an office building located in Plano, Texas for a sales price of $48.0 million at a gain of approximately $10.6 million. During the three months ended September 30, 2023, we entered into a purchase and sales agreement, which was subsequently amended, to sell a property located in Richardson, Texas for a gross sales price of $35 million, at an expected loss of $2.1 million that was recorded as an impairment loss during the three months ended December 31, 2023.

Interest Income

During the three months ended December 31, 2023, we invested disposition proceeds in an interest bearing account and earned $0.6 million in interest income.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which was $0.3 million during the year ended December 31, 2023, compared to $0.2 million during the year ended December 31, 2022.

Net income and loss

Net loss for year ended December 31, 2023, was $48.1 million compared to net income of $1.1 million for the year ended December 31, 2022, for the reasons described above.

The following table shows financial results for the years ended December 31, 2022 and 2021.

	Year ended December 31,
(in thousands)	2022	2021	Change
Revenues:
Rental	$163,739	$207,581	$(43,842)
Related party revenue:
Management fees and interest income from loans	1,855	1,700	155
Other	21	77	(56)
Total revenues	165,615	209,358	(43,743)
Expenses:
Real estate operating expenses	52,820	60,881	(8,061)
Real estate taxes and insurance	34,620	41,061	(6,441)
Depreciation and amortization	63,808	78,544	(14,736)
General and administrative	13,885	15,898	(2,013)
Interest	22,808	32,273	(9,465)
Total expenses	187,941	228,657	(40,716)

Loss on extinguishment of debt	(78)	(901)	823
Impairment and loan loss reserve	(4,237)	—	(4,237)
Gain on sale of properties, net	27,939	113,134	(85,195)
Income before taxes on income and equity in income of non-consolidated REITs	1,298	92,934	(91,636)
Tax expense	204	638	(434)
Equity in income of non-consolidated REITs	—	421	(421)

Net income	$1,094	$92,717	$(91,623)

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

During the year ended December 31, 2021, we sold three office properties located in Atlanta, Georgia on May 27, 2021 for an aggregate sales price of approximately $219.5 million at a net gain of approximately $22.8 million. We sold an office property in Dulles, Virginia on June 29, 2021 for a sales price of approximately $17.3 million at a loss of $2.1 million. We sold an office property located in Indianapolis, Indiana on August 31, 2021, for a sales price of approximately $35 million at a loss of approximately $1.7 million. We sold two office properties located in Chesterfield, Missouri on September 23, 2021 for an aggregate sales price of approximately $67 million at a gain of approximately $10.3 million. We sold an office property located in Atlanta, Georgia on October 22, 2021, for a sales price of approximately $223.9 million at a gain of approximately $86.8 million. We sold two office properties located in Chantilly, Virginia on November 16, 2021, for an aggregate sales price of approximately $40 million at a loss of approximately $2.9 million.

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

The calculations of FFO are shown in the following table:

	For the Year December 31,
(in thousands):	2023	2022	2021
Net income (loss)	$(48,110)	$1,094	$92,717
Gain on consolidation of Sponsored REIT	(394)	—	—
Impairment and loan loss reserve	—	4,237	—
(Gain) loss on sale of properties and impairment of assets held for sale, net	23,384	(27,939)	(113,134)
Equity in income of non-consolidated REITs	—	—	(421)
FFO from non-consolidated REITs	—	—	421
Depreciation and amortization	54,694	63,689	78,509
NAREIT FFO	29,574	41,081	58,092
Lease Acquisition costs	390	262	387

Funds From Operations	$29,964	$41,343	$58,479

Net Operating Income (NOI)

The Company provides property performance based on Net Operating Income, which we refer to as NOI. Management believes that investors are interested in this information. NOI is a non-GAAP financial measure that the Company defines as net income or loss (the most directly comparable GAAP financial measure) plus selling, general and administrative expenses, depreciation and amortization, including amortization of acquired above and below market lease intangibles and impairment charges, interest expense, less equity in earnings of nonconsolidated REITs, interest income, management fee income, hedge ineffectiveness, gains or losses on the sale of assets and excludes non-property specific income and expenses. We exclude the NOI from any Sponsored REIT that is consolidated from the calculation of NOI. The information presented includes footnotes and the data is shown by region with properties owned in the periods presented, which we call Same Store. The comparative Same Store results include properties held for the periods presented and exclude acquired properties. We also exclude properties that have been placed in service, but that do not have operating activity for all periods presented, dispositions and significant nonrecurring income such as bankruptcy settlements and lease termination fees. NOI, as defined by the Company, may not be comparable to NOI reported by other REITs that define NOI differently. NOI should not be considered an alternative to net income or loss as an indication of our performance or to cash flows as a measure of the Company’s liquidity or its ability to make distributions. The calculations of NOI are shown in the following table:

	Net Operating Income (NOI)*
		Year	Year
(in thousands)	Rentable	Ended	Ended	Inc	%
Region	Square Feet	31-Dec-23	31-Dec-22	(Dec)	Change
East	298	$1,143	$1,088	$55	5.1%
MidWest	758	7,009	10,408	(3,399)	(32.7)%
South	2,369	25,631	20,180	5,451	27.0%
West	2,140	25,334	27,108	(1,774)	(6.5)%
Property NOI from the continuing portfolio	5,565	59,117	58,784	333	0.6%
Dispositions, Non-Operating, Development or Redevelopment		6,877	15,798	(8,921)	(12.1)%
Property NOI		$65,994	$74,582	$(8,588)	(11.5)%

Same Store		$59,117	$58,784	$333	0.6%

Less Nonrecurring
Items in NOI (a)		2,295	2,843	(548)	1.0%

Comparative
Same Store		$56,822	$55,941	$881	1.6%

	Year	Year
	Ended	Ended
Reconciliation to Net income	31-Dec-23	31-Dec-22
Net Income	$(48,110)	$1,094
Add (deduct):
Loss on extinguishment of debt	106	78
Gain on consolidation of Sponsored REIT	(394)	—
Impairment and loan loss reserve	-	4,237
Gain on sale of property	23,384	(27,939)
Management fee income	(1,707)	(1,127)
Depreciation and amortization	54,738	63,808
Amortization of above/below market leases	(45)	(118)
General and administrative	14,021	13,886
Interest expense	24,318	22,808
Interest income	(567)	(1,828)
Equity in income of non-consolidated REITs	-	—
Non-property specific items, net	250	(317)
Property NOI	$65,994	$74,582
(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*	Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

Liquidity and Capital Resources

Cash and cash equivalents were $127.9 million and $6.6 million at December 31, 2023 and December 31, 2022, respectively. The increase of $121.3 million is attributable to $17.9 million provided by operating activities, plus $113.6 million provided by investing activities less $10.2 million used in financing activities. Management believes that existing cash and cash anticipated to be generated internally by operations, including property dispositions, will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and property dispositions. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties, property dispositions and our interest costs.

Operating Activities

Cash provided by our operating activities for the year ended December 31, 2023 of $17.9 million is primarily attributable to a net loss of $48.1 million excluding net losses on sale of properties of $23.3 million less the gain on consolidation of Sponsored REIT of $0.4 million, plus the add-back of $54.4 million of non-cash expenses, less $7.6 million increase in payments of deferred leasing commissions, a $2.7 million increase in accounts payable and accrued expenses, a $2.0 million increase in lease acquisition costs plus a $0.5 million increase in tenant security deposits and a $0.4 million decrease in prepaid expenses and other assets.

Investing Activities

Cash provided by investing activities for the year ended December 31, 2023 of $113.6 million is primarily attributable to proceeds from the sale of four properties of $142.2 million and an increase of investment in a mortgage receivable of $3.0 million from cash recorded in consolidation of Monument Circle, which was partially offset by capital expenditures and office equipment investments of approximately $31.6 million.

Financing Activities

Cash used in financing activities for the year ended December 31, 2023 of $10.2 million is primarily attributable to repayment of the Former BofA Term Loan (defined below) in the amount of $50.0 million, distributions paid to stockholders in the amount of $4.1 million, and payment of deferred financing costs of $2.3 million, which was partially offset by net borrowings under the BofA Revolver (defined below) of $42.0 million and the proceeds from the termination of interest rate swap of $4.2 million.

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

We have used a variety of sources to fund our cash needs in addition to our free cash flow generated from our investments in real estate. In the past, we considered borrowing on our revolving line of credit facility (which was converted to a term loan on February 21, 2024, and is no longer available), adding or refinancing existing term debt or raising capital through public offerings or At The Market (ATM) programs of our common stock. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations. We believe these sources of funds will provide sufficient funds to adequately meet our obligations beyond the next twelve months.

JPM Term Loan

On August 2, 2018, we entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and lender, which we refer to as JPMorgan, and the other lending institutions party thereto, which we refer to as the JPM Credit Agreement, which provided a single unsecured bridge loan in the aggregate principal amount of $150 million, which we refer to as the JPM Term Loan. On December 24, 2020, we repaid a $50 million portion of the JPM Term Loan with a portion of the proceeds from the December 23, 2020 sale of our Durham, North Carolina property, and $100 million remained fully advanced and outstanding under the JPM Term Loan. On June 4, 2021, we repaid the remaining $100 million outstanding on the loan, which had been scheduled to mature on November 30, 2021, and incurred a loss on extinguishment of debt of $0.1 million related to unamortized deferred financing costs.

Although the interest rate on the JPM Term Loan was variable under the JPM Credit Agreement, we fixed the LIBOR-based rate on a portion of the JPM Term Loan by entering into interest rate swap transactions. On March 7, 2019, we entered into ISDA Master Agreements with various financial institutions to hedge a $100 million portion of the future LIBOR-based rate risk under the JPM Credit Agreement. Effective March 29, 2019, we fixed the LIBOR-based rate at 2.44% per annum on a $100 million portion of the JPM Term Loan until November 30, 2021. On June 4, 2021, we paid approximately $1.2 million to terminate the interest rate swap, which was scheduled to mature on November 30, 2021.

BMO Term Loan

As of February 21, 2024, we have a term loan borrowing in the amount of approximately $86.0 million, which we refer to as the BMO Term Loan, with Bank of Montreal, as administrative agent, and the other lending institutions party thereto, that matures on April 1, 2026. On February 21, 2024, we entered into a Second Amendment to Second Amended and Restated Credit Agreement with the lending institutions party thereto, which we refer to as the BMO Second Amendment. The BMO Second Amendment amended the Second Amended and Restated Credit Agreement dated September 27, 2018, which we refer to as the Original BMO Credit Agreement, as amended by the First Amendment to Second Amended and Restated Credit Agreement dated February 10, 2023, which we refer to as the BMO First Amendment, to, among other things: (1) extend the maturity date from October 1, 2024 to April 1, 2026; (2) change the interest rate from either 300 basis points over SOFR (Secured Overnight Financing Rate) or 200 basis points over the base rate to either 300 basis points over SOFR with a floor on SOFR of 500 basis points or 200 basis points over the base rate with a floor on the base rate of 600 basis points; (3) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan (defined below) and the Senior Notes (defined below) exceeds $200 million, the spread over SOFR or the base rate, as applicable, will permanently increase by 100 basis points, from 300 basis points to 400 basis points in the case of SOFR, and from 200 basis points to 300 basis points in the case of the base rate; (4) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by us; (5) require that, within 90 days of the February 21, 2024 effective date of the BMO Second Amendment, certain of our subsidiaries guarantee the BMO Term Loan; (6) require that, within 90 days of the February 21, 2024 effective date of the BMO Second Amendment, we pledge our equity interests in certain of our subsidiaries as collateral for the BMO Term Loan; (7) reduce our minimum fixed charge coverage ratio from 1.50x to 1.25x; and (8) reduce our minimum unsecured interest coverage ratio from 1.75x to 1.25x. We refer to the Original BMO Credit Agreement, as amended by the BMO First Amendment and the BMO Second Amendment, as the BMO Credit Agreement.

The BMO Credit Agreement initially provided for an unsecured term loan borrowing in the amount of $220 million, of which approximately $86.0 million remains outstanding. The BMO Term Loan initially consisted of a $55 million tranche A term loan and a $165 million tranche B term loan. On June 4, 2021, we repaid the tranche A term loan that was scheduled to mature on November 30, 2021, and incurred a loss on extinguishment of debt of $0.1 million related to unamortized deferred financing costs. On February 10, 2023, we repaid a $40 million portion of the tranche B term loan, so that $125 million remained outstanding. On August 10, 2023, we repaid an additional $10 million portion of the tranche B term loan, so that $115 million remained outstanding as of August 10, 2023 and as of December 31, 2023. On February 21, 2024, as part of the BMO Second Amendment, we repaid an approximately $29.0 million portion of the tranche B term loan so that approximately $86.0 million remains outstanding. The tranche B term loan matures on April 1, 2026.

Effective February 10, 2023 upon entering into the BMO First Amendment, interest on the BMO Term Loan has been either (i) 300 basis points over one, three or six month term SOFR, plus a corresponding adjustment of 0.11448%, 0.26161% or 0.42826%, respectively, or (ii) 200 basis points over the base rate. Effective February 21, 2024 upon entering into the BMO Second Amendment, interest on the BMO Term Loan was amended to be either (i) 300 basis points over one, three or six month term SOFR, plus a corresponding adjustment of 0.11448%, 0.26161% or 0.42826%, respectively, with a floor on SOFR of 5.00% or (ii) 200 basis points over the base rate with a floor on the base rate of 6.00%. In addition, effective February 21, 2024 upon entering into the BMO Second Amendment, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, the spread over SOFR or the base rate, as applicable, will permanently increase by 100 basis points from 300 basis points to 400 basis points in the case of SOFR, and from 200 basis points to 300 basis points in the case of the base rate. Prior to February 10, 2023, the BMO Term Loan bore interest at either (i) a number of basis points over LIBOR depending on our credit rating (165 basis points over LIBOR at December 31, 2022) or (ii) a number of basis points over the base rate depending on our credit rating (65 basis points over the base rate at December 31, 2022). As of December 31, 2022, our credit rating from Moody’s Investors Service was Ba1.

Effective February 10, 2023 upon entering into the BMO First Amendment, the base rate meant, for any day, a fluctuating rate per annum equal to the highest of: (i) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its “prime commercial rate”, (ii) the Federal Funds Rate plus ½ of 1% (0.50%), (iii) term SOFR for one month plus 1.00% and (iv) 1.00%. If the base rate is being used because SOFR is not able to be determined, base rate is the greater of clauses (i) and, (ii) and (iv). Effective February 21, 2024 upon entering into the BMO Second Amendment, the base rate was amended to mean, for any day, a fluctuating rate per annum equal to the highest of: (i) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its “prime commercial rate”, (ii) the Federal Funds Rate plus ½ of 1% (0.50%), (iii) term SOFR for one month plus 1.00% and (iv) 6.00%. If the base rate is being used because SOFR is not able to be determined, base rate is the greater of clauses (i) and, (ii) and (iv). Prior to February 10, 2023, base rate meant, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one-month LIBOR based rate for such day plus 1.00%.

As of December 31, 2023, the interest rate on the BMO Term Loan was 8.47% per annum. The weighted average variable interest rate on all amounts outstanding under the BMO Term Loan from February 8, 2023, which is when the Company terminated its outstanding interest rate swaps applicable to the BMO Term Loan as described below, through December 31, 2023 was approximately 8.11% per annum.

Although the interest rate on the BMO Term Loan is currently variable under the BMO Credit Agreement, we previously fixed the base LIBOR interest rate by entering into interest rate swap transactions. On August 26, 2013, we entered into an ISDA Master Agreement with Bank of Montreal that fixed the base LIBOR interest rate on the BMO Term Loan at 2.32% per annum, which matured on August 26, 2020. On February 20, 2019, we entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the BMO Term Loan at 2.39% per annum for the period beginning on August 26, 2020 and ending January 31, 2024. Accordingly, based upon our credit rating, as of December 31, 2022, the effective interest rate on the BMO Term Loan was 4.04% per annum. On June 4, 2021, we paid approximately $0.6 million to terminate the portion of the interest rate swap on tranche A, which was scheduled to mature on November 30, 2021. On February 8, 2023, we terminated all remaining interest rate swaps applicable to the BMO Term Loan and, on February 10, 2023, we received an aggregate of approximately $4.3 million as a result of such terminations.

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, use of net cash proceeds from the disposition of property, assets and equity issuances, mandatory prepayments, the requirement to have certain subsidiaries provide guarantees, the requirement to pledge our equity interests in certain subsidiaries as collateral, changes in business, certain restricted payments, repurchases and redemptions of our common stock, going concern qualifications to our financial statements, and transactions with affiliates. In addition, the BMO Credit Agreement also restricts our ability to make quarterly dividend distributions that exceed $0.01 per share of our common stock; provided, however, that notwithstanding such restriction, we are permitted to make dividend distributions based on our good faith estimate of projected or estimated taxable income or otherwise as necessary to retain our status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which we would otherwise be subject. The BMO Credit Agreement also contains financial covenants that require us to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. We were in compliance with the BMO Term Loan financial covenants as of December 31, 2023.

The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control (as defined in the BMO Credit Agreement). In the event of a default by us, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all of our outstanding obligations will become immediately due and payable.

BofA Term Loan

As of February 21, 2024, we have a term loan borrowing in the amount of approximately $67.3 million, which we refer to as the BofA Term Loan, with Bank of America, N.A. as administrative agent, and other lending institutions party thereto that matures on April 1, 2026. Prior to February 21, 2024, we referred to the BofA Term Loan as the BofA Revolver. On February 21, 2024, we entered into a Second Amendment to Credit Agreement with the lending institutions party thereto, which we refer to as the BofA Second Amendment. The BofA Second Amendment amended the Credit Agreement dated January 10, 2022, which we refer to as the Original BofA Credit Agreement, as amended by the First Amendment to Credit Agreement dated February 10, 2023, which we refer to as the BofA First Amendment, to, among other things: (1) extend the maturity date from October 1, 2024 to April 1, 2026; (2) convert borrowings from being either revolving loans or letters of credit to a term loan; (3) change the interest rate from 300 basis points over SOFR to 300 basis points over SOFR with a floor on SOFR of 500 basis points; (4) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, the spread over SOFR will permanently increase by 100 basis points from 300 basis points to 400 basis points; (5) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: ((a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by us; (6) require that, within 90 days of the February 21, 2024 effective date of the BofA Second Amendment, certain of our subsidiaries guarantee the BofA Term Loan; (7) require that, within 90 days of the February 21, 2024 effective date of the BofA Second Amendment, we pledge our equity interests in certain of our subsidiaries as collateral for the BofA Term Loan; (8) reduce our minimum fixed charge coverage ratio from 1.50x to 1.25x; and (9) reduce our minimum unsecured interest coverage ratio from 1.75x to 1.25x. We refer to the Original BofA Credit Agreement, as amended by the BofA First Amendment and the BofA Second Amendment, as the BofA Credit Agreement.

Prior to entering into the BofA Second Amendment on February 21, 2024, borrowings made under the BofA Revolver could be revolving loans or letters of credit, the combined sum of which could not exceed $150 million outstanding at any time. On February 10, 2023, we borrowed $40.0 million under the BofA Revolver to repay a portion of the BMO Term Loan. Effective October 1, 2023, availability under the BofA Revolver was reduced to $125 million.

As of December 31, 2023, there were borrowings of $90 million drawn and outstanding under the BofA Revolver. On February 21, 2024, as part of the BofA Second Amendment, we repaid an approximately $22.7 million portion of the BofA Revolver so that approximately $67.3 million remains outstanding under the BofA Term Loan.

Effective February 10, 2023 upon entering into the BofA First Amendment, interest on the BofA Revolver was 300 basis points over either (i) the daily simple SOFR, plus an adjustment of 0.11448%, or (ii) one, three or six month term SOFR, plus a corresponding adjustment of 0.11448%, 0.26161% or 0.42826%, respectively. In addition, under certain circumstances, such as if SOFR is not able to be determined, the BofA Revolver would have instead bore interest at 200 basis points over the base rate. Effective February 21, 2024 upon entering into the BofA Second Amendment, interest on the BofA Term Loan was amended to mean 300 basis points over either (i) the daily simple SOFR, plus an adjustment of 0.11448%, or (ii) one, three or six month term SOFR, plus a corresponding adjustment of 0.11448%, 0.26161% or 0.42826%, respectively, with a floor on SOFR of 5.00%. In addition, effective February 21, 2024 upon entering into the BofA Second Amendment, under certain circumstances, such as if SOFR is not able to be determined, the BofA Term Loan bears interest at 200 basis points over the base rate with a floor on the base rate of 600 basis points. In addition, effective February 21, 2024 upon entering into the BofA Second Amendment, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, the spread over SOFR will permanently increase by 100 basis points from 300 basis points to 400 basis points in the case of SOFR, and from 200 basis points to 300 basis points in the case of the base rate.

Prior to February 10, 2023, borrowings under the BofA Revolver bore interest at a margin over either (i) the daily simple SOFR, plus an adjustment of 0.11448%, or (ii) one, three or six month term SOFR, plus a corresponding adjustment of 0.11448%, 0.26161% or 0.42826%, respectively. In addition, under certain circumstances, such as if SOFR was not able to be determined, the BofA Revolver bore interest at a margin over a specified base rate. Prior to February 10, 2023, the margin over SOFR or, if applicable, the base rate, varied depending on our leverage ratio (1.750% over SOFR and 0.750% over the base rate at December 31, 2022). Effective February 10, 2023 upon entering into the BofA First Amendment, we were obligated to pay an annual facility fee on the unused portion of the BofA Revolver at the rate of 0.350% per annum and, if applicable, letter of credit fees. Effective February 21, 2024 upon entering into the BofA Second Amendment, those fees no longer apply. Prior to February 10, 2023, we were also obligated to pay an annual facility fee and, if applicable, letter of credit fees in amounts that were also based on our leverage ratio. The previous facility fee was assessed against the aggregate amount of lender commitments regardless of usage (0.350% at December 31, 2022).

Prior to February 21, 2024, base rate meant, for any day, a fluctuating rate per annum equal to the highest of: (i) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its “prime rate”, (ii) the Federal Funds Rate plus 1/2 of 1% (0.50%), (iii) term SOFR for one month plus 1.00% and (iv) 1.00%. If the base rate is being used because SOFR is not able to be determined, base rate is the greater of clauses (i), (ii) and (iv). Effective February 21, 2024 upon entering into the BofA Second Amendment, base rate was amended to mean, for any day, a fluctuating rate per annum equal to the highest of: (i) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its “prime rate”, (ii) the Federal Funds Rate plus 1/2 of 1% (0.50%), (iii) term SOFR for one month plus 1.00% and (iv) 6.00%. If the base rate is being used because SOFR is not able to be determined, base rate is the greater of clauses (i), (ii) and (iv).

As of December 31, 2023, the interest rate on the BofA Revolver was 8.47% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Revolver through December 31, 2023 was approximately 8.05% per annum.

The BofA Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, use of net cash proceeds from the disposition of property, assets and equity issuances, mandatory prepayments, the requirement to have certain subsidiaries provide guarantees, the requirement to pledge our equity interests in certain subsidiaries as collateral, changes in business, certain restricted payments, repurchases and redemptions of our common stock, going concern qualifications to our financial statements, and transactions with affiliates. In addition, the BofA Credit Agreement also restricts our ability to make quarterly dividend distributions that exceed $0.01 per share of our common stock; provided, however, that notwithstanding such restriction, we are permitted to make dividend distributions based on our good faith estimate of projected or estimated taxable income or otherwise as necessary to retain our status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which we would otherwise be subject. The BofA Credit Agreement also contains financial covenants that require us to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. We were in compliance with the BofA Term Loan financial covenants as of December 31, 2023.

The BofA Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with the provisions of the BofA Credit Agreement, certain cross defaults and a change in control (as defined in the BofA Credit Agreement). In the event of a default by us, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BofA Credit Agreement immediately due and payable and enforce any and all rights of the lenders or BofA under the BofA Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, all of our outstanding obligations will become immediately due and payable.

Former BofA Credit Facility

On July 21, 2016, we entered into a First Amendment, which we refer to as the Former BofA First Amendment, and on October 18, 2017, we entered into a Second Amendment, which we refer to as the Former BofA Second Amendment, to the Second Amended and Restated Credit Agreement dated October 29, 2014 with the lending institutions party thereto and Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender, which, as amended by the Former BofA First Amendment and the Former BofA Second Amendment, we refer to as the Former BofA Credit Facility, that continued an existing unsecured revolving line of credit, which we refer to as the Former BofA Revolver, and a term loan, which we refer to as the Former BofA Term Loan. Effective simultaneously with the closing of the Former BofA Credit Facility on January 10, 2022, we delivered a notice terminating the aggregate lender commitments under the Former BofA Revolver in their entirety. There were no amounts drawn on the Former BofA Revolver as of December 31, 2021 and January 10, 2022.

Former BofA Revolver Highlights

●	The Former BofA Revolver was terminated at the Company’s election effective January 10, 2022.
●	As of December 31, 2021 and January 10, 2022, there were no borrowings under the Former BofA Revolver.

The Former BofA Revolver bore interest at either (i) a margin over LIBOR depending on our credit rating (1.550% over LIBOR at December 31, 2021) or (ii) a margin over the base rate depending on our credit rating (0.550% over the base rate at December 31, 2021). The Former BofA Credit Facility also obligated us to pay an annual facility fee in an amount that was also based on our credit rating. The facility fee was assessed against the total amount of the Former BofA Revolver, or $600 million (0.30% at December 31, 2021). The amount of any applicable facility fee, and the margin over LIBOR rate or base rate was determined based on our credit rating pursuant to a pricing grid.

For purposes of the Former BofA Credit Facility, base rate meant, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. As of December 31, 2021, our credit rating from Moody’s Investors Service was Ba1.

As of December 31, 2021 and during 2022, there were no borrowings under the Former BofA Revolver. The weighted average interest rate on all amounts outstanding on the Former BofA Revolver during the year ended December 31, 2021 was approximately 1.33% per annum.

Former BofA Term Loan Highlights

●	The Former BofA Term Loan was repaid in its entirety on September 6, 2022.

●	The original principal amount of the Former BofA Term Loan was $400 million. On September 30, 2021, we repaid a $90 million portion and on October 25, 2021, we repaid a $200 million portion of the Former BofA Term Loan and incurred a loss on extinguishment of debt of $0.7 million related to unamortized deferred financing costs. On September 6, 2022, we prepaid the remaining $110 million balance of the Former BofA Term Loan in full and incurred a loss of extinguishment of debt of $0.1 million related to unamortized deferred financing costs.
●	If we had not prepaid the Former BofA Term Loan in full on September 6, 2022, the Former BofA Term Loan would have matured on January 12, 2023.

The Former BofA Term Loan bore interest at either (i) a margin over LIBOR depending on our credit rating (1.75% over LIBOR at the date of repayment on September 6, 2022) or (ii) a margin over the base rate depending on our credit rating (0.750% over the base rate at the date of repayment on September 6, 2022). The margin over LIBOR rate or base rate was determined based on our credit rating pursuant to a pricing grid.

For purposes of the Former BofA Credit Facility, base rate meant, for any day, a fluctuating rate per annum equal to the highest of: (i) the bank’s prime rate for such day, (ii) the Federal Funds Rate for such day, plus 0.50%, and (iii) the one month LIBOR based rate for such day plus 1.00%. At the date of repayment on September 6, 2022, our credit rating from Moody’s Investors Service was Ba1.

The interest rate on the Former BofA Credit Facility was variable through the date of repayment on September 6, 2022. Previously we had fixed the base LIBOR interest rate on the Former BofA Term Loan by entering into interest rate swap transactions. On July 22, 2016, we entered into ISDA Master Agreements with a group of banks that fixed the base LIBOR interest rate on the Former BofA Term Loan at 1.12% per annum for the period beginning on September 27, 2017 and ended on September 27, 2021. The weighted average variable interest rate on all amounts outstanding under the Former BofA Term Loan through the date of repayment on September 6, 2022 was approximately 2.65% per annum. Based upon our credit rating, as of December 31, 2021, the interest rate on the Former BofA Term Loan was 1.84% per annum. The weighted average variable interest rate on all amounts outstanding under the Former BofA Term Loan after the expiration of the interest rate swaps, on September 27, 2021, during the period from September 28 through December 31, 2021, was approximately 1.85% per annum.

Senior Notes

As of February 21, 2024, we have senior notes in the aggregate principal amount of approximately $149.6 million, which we refer to as the Senior Notes, that mature on April 1, 2026. The Senior Notes consist of (i) Series A Senior Notes due April 1, 2026 in an aggregate principal amount of approximately $86.8 million, which we refer to as the Series A Notes, and (ii) Series B Senior Notes due April 1, 2026 in the aggregate principal amount of approximately $62.8 million, which we refer to as the Series B Notes. On February 21, 2024, we entered into a First Amendment to Note Purchase Agreement, which we refer to as the NPA First Amendment. The NPA First Amendment amended the Note Purchase Agreement dated October 24, 2017, which we refer to as the Original Note Purchase Agreement, to, among other things: (1) extend the maturity date of the Series A Notes from December 20, 2024 to April 1, 2026; (2) shorten the maturity date of the Series B Notes from December 20, 2027 to April 1, 2026; (3) increase the interest rate applicable to the Series A Notes from 4.49% per annum to 8.00% per annum; (4) increase the interest rate applicable to the Series B Notes from 4.76% per annum to 8.00% per annum; (5) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, the per annum interest rates applicable to the Series A Note and the Series B Notes will permanently increase by 1.00% from 8.00% per annum to 9.00% per annum; (6) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by us; (7) require that, within 90 days of the February 21, 2024 effective date of the NPA First Amendment, certain of our subsidiaries guarantee the Senior Notes; (8) require that, within 90 days of the February 21, 2024 effective date of the NPA First Amendment, we pledge our equity interests in certain of our subsidiaries as collateral for the Senior Notes; and (9) conform all financial covenants and negative covenants in the Note Purchase Agreement with the BofA Credit Agreement and the BMO Credit Agreement. We refer to the Original Note Purchase Agreement, as amended by the NPA First Amendment, as the Note Purchase Agreement.

Under the Original Note Purchase Agreement, we agreed to sell to the purchasers party thereto an aggregate principal amount of $200,000,000 of senior unsecured notes consisting of (i) Series A Senior Notes due December 20, 2024 in an aggregate principal amount of $116 million and (ii) Series B Senior Notes due December 20, 2027 in an aggregate principal amount of $84 million. On December 20, 2017, the Senior Notes were funded and proceeds were used to reduce the outstanding balance of the Former BofA Revolver. On February 21, 2024, as part of the NPA First Amendment, we repaid an approximately $29.2 million portion of the Series A Notes so that approximately $86.8 million of the Series A Notes remains outstanding. In addition, on February 21, 2024, as part of the NPA First Amendment, we repaid an approximately $21.2 million portion of the Series B Notes so that approximately $62.8 million of the Series B Notes remains outstanding.

The Note Purchase Agreement contains customary affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, use of net cash proceeds from the disposition of property, assets and equity issuances, mandatory prepayments, the requirement to have certain subsidiaries provide guarantees, the requirement to pledge our equity interests in certain subsidiaries as collateral, changes in business, certain restricted payments, repurchases and redemptions of our common stock, going concern qualifications to our financial statements, transactions with affiliates, certain restrictions on severance, retention and similar arrangements applicable to our executive officers, and real estate investment trust compliance requirements. In addition, the Note Purchase Agreement also restricts our ability to make quarterly dividend distributions that exceed $0.01 per share of our common stock; provided, however, that notwithstanding such restriction, we are permitted to make dividend distributions based on our good faith estimate of projected or estimated taxable income or otherwise as necessary to retain our status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which we would otherwise be subject. The Note Purchase Agreement also contains financial covenants that require us to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. We were in compliance with the Note Purchase Agreement financial covenants as of December 31, 2023.

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

Contingencies

As of December 31, 2023, the Sponsored REIT Loan had $24 million principal amount outstanding. The Sponsored REIT Loan is secured by a mortgage on the underlying property and has a current term of less than one year. We anticipate that the Sponsored REIT Loan will be repaid through cash flow from property operations or sale of the underlying property, although the actual amount and timing of any repayment is uncertain and will likely depend on prevailing market conditions at the time of any such sale.

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

Additional information about the Sponsored REIT Loan outstanding as of December 31, 2023 is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our owned and consolidated properties from the rental revenue generated by the properties. For the three and twelve months ended December 31, 2023 and 2022, respectively, the rental income exceeded the expenses for each individual property, with the exception of Monument Circle for the three and twelve months ended December 31, 2023 and Pershing Park for the three and twelve months ended December 31, 2022.

Monument Circle has approximately 214,000 square feet of rentable space comprised of both office and street level retail space. The office component comprises approximately 95% of the rentable space and had been net leased to a single corporate tenant, through December 31, 2018. The retail component comprises the remaining approximately 5% of the property’s rentable space. Monument Circle had approximately $70,000 of rental income and $293,000 of operating expenses for the three months ended December 31, 2023, all related to the retail component. Monument Circle had approximately $277,000 of rental income and $1,123,000 of operating expenses for the twelve months ended December 31, 2023, and was 4.1% leased to two retail tenants as of December 31, 2023.

Pershing Park has approximately 160,000 square feet of rentable space, which was 12.4% leased at June 30, 2021 due to a large tenant departure on May 31, 2021. During the three months ended September 30, 2021, we signed a lease with a new tenant. During the three months ended March 31, 2022, we signed an expansion of space with that same tenant. The new lease inclusive of the expansion space is for approximately 101,000 square feet. Pershing Park had approximately $1,977,000 of rental income and $2,269,000 of operating expenses for the year ended December 31, 2022, and was 79.2% leased as of December 31, 2022.

Rental Income Commitments

Our commercial real estate operations include the leasing of office buildings subject to leases with terms greater than one year. The leases thereon expire at various dates through 2037. Approximate undiscounted cash flows of rental income from non-cancelable operating leases as of December 31, 2023 is:

Year ending
(in thousands)	December 31,
2024	$86,936
2025	78,662
2026	70,489
2027	60,660
2028	54,527
Thereafter (2029-2037)	162,594
$513,868

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2023:

	Payment due by period
Contractual	(in thousands)
Obligations	Total	2024	2025	2026	2027	2028	Thereafter
BofA Revolver (1) (2) (4)	$95,837	$95,837	$—	$—	$—	$—	$—
BMO Term Loan Tranche B (3) (4)	122,338	122,338	—	—	—	—	—
Series A Notes (3) (4)	121,066	121,066	—	—	—	—	—
Series B Notes (3) (4)	99,872	3,998	3,998	3,998	87,878	—	—
Operating Lease	340	340	—	—	—	—	—
Total	$439,453	$343,579	$3,998	$3,998	$87,878	$—	$—
(1)	Amounts include principal and interest payments.
(2)	Amounts reflect a facility fee calculated as 0.35% of the $125 million available to be drawn.
(3)	Amounts include principal and interest payments.
(4)	Debt obligations presented in this table are as of December 31, 2023 and do not reflect subsequent amendments that were entered into effective February 21, 2024 or the BofA Term Loan replacing the BofA Revolver.

The operating lease in the table above consists of our lease of corporate office space, which commenced September 1, 2010, and was amended on October 25, 2016. The amended lease expires on September 30, 2024. The lease includes a base annual rent and additional rent for our share of taxes and operating costs.

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

The sponsored REITs owned real estate, purchases of which were financed through the private placement of equity in those entities, typically through syndication. These sponsored REITs operated in a manner intended to qualify as real estate investment trusts. We earned fees related to the sale of preferred stock in the sponsored REITs in these syndications. The sponsored REITs issued both common stock and preferred stock. The common stock is owned by FSP Corp. Generally the preferred stock is owned by unaffiliated investors, however, we held an interest in preferred shares of two sponsored REITs, which were liquidated during 2018. In addition, directors and officers of FSP Corp., have from time to time invested in sponsored REITs. Following consummation of the offerings, the preferred stockholders in each of the sponsored REITs were entitled to 100% of the sponsored REIT’s cash distributions. Subsequent to the completion of the offering of preferred shares, except for the preferred stock we previously owned, we do not share in any of the sponsored REIT’s earnings, or any related dividend, and the common stock ownership interests have virtually no economic benefit or risk.

As a common stockholder, we had no rights to a sponsored REIT’s earnings or any related cash distributions. However, upon liquidation of a sponsored REIT, we were entitled to our percentage interest as a common stockholder in any proceeds remaining after the preferred stockholders have recovered their investment. Our common stock percentage interest in each sponsored REIT was less than 1%. The affirmative vote of the holders of a majority of the sponsored REIT’s preferred stockholders was required for any actions involving merger, sale of property, amendment to charter or issuance of additional capital stock. In addition, all of the sponsored REITs allowed the holders of more than 50% of the outstanding preferred shares to remove (without cause) and replace one or more members of that sponsored REIT’s board of directors.

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

At December 31, 2023, 2022 and 2021, we held a common stock interest in 1, 1 and 2 sponsored REITs, respectively, all of which were fully syndicated and in which we do not share economic benefit or risk.

As of December 31, 2023, the Sponsored REIT Loan had $24 million principal amount outstanding. Additional information about the Sponsored REIT Loan as of December 31, 2023 is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We have used interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2023 and December 31, 2022, if market rates on our outstanding borrowings under the BofA Revolver were subject to a floating rate increased by 10% at maturity, or approximately 85 and 62 basis points, respectively, over the current variable rate, the increase in interest expense would have decreased future earnings and cash flows by approximately $0.8 million and $0.3 million, respectively. The interest rate on the BofA Revolver as of December 31, 2023 was SOFR plus an adjustment of 0.11448% plus 300 basis points, or 8.47% per annum, and as of December 31, 2022 was SOFR plus an adjustment of 0.11448% plus 175 basis points, or 4.358% per annum. There was $90 million and $48 million drawn on the BofA Revolver as of December 31, 2023 and December 31, 2022, respectively. We do not believe that the interest rate risk on the BofA Revolver was material as of December 31, 2023.

Although the interest rate on the BMO Term Loan is variable, the Company fixed the base LIBOR interest rate on the BMO Term Loan by entering into interest rate swap agreements. On February 20, 2019, the Company fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan with interest rate swap agreements (the “2019 BMO Interest Rate Swap”). Accordingly, based upon our credit rating, as of December 31, 2022, the interest rate on the BMO Term Loan was 4.04% per annum. The fair value of these interest rate swaps are affected by changes in market interest rates. This interest rate swap was our only derivative instrument as of December 31, 2022. On February 8, 2023, we terminated all outstanding interest rate swaps applicable to the BMO Term Loan and, on February 10, 2023, we received an aggregate of approximately $4.3 million as a result of such terminations, of which approximately $0.1 million related to interest receivable. As of December 31, 2023, if market rates on our outstanding borrowings under the BMO Term Loan were subject to a floating rate increased by 10% at maturity, or approximately 85 basis points over the current variable rate, the increase in interest expense would have decreased future earnings and cash flows by approximately $1.0 million. The interest rate on the BMO Term Loan as of December 31, 2023 was SOFR plus an adjustment of 0.11448% plus 300 basis points, or 8.47% per annum.

The table below lists our derivative instrument, which is hedging variable cash flows related to interest on our BMO Term Loan as of December 31, 2023 and December 31, 2022 (in thousands):

	Notional	Strike	Effective	Expiration	Fair Value (1) at
(in thousands)	Value	Rate	Date	Date	December 31, 2023	December 31, 2022

2019 BMO Interest Rate Swap	$165,000	2.39%	Aug-20	Jan-24	$—	$4,358

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

The following table presents, as of December 31, 2023 our contractual variable rate borrowings under our BofA Revolver, which had a maturity date of October 1, 2024, under our BMO Term Loan Tranche B, which had a maturity date of October 1, 2024, under our Series A Notes, which had a maturity date of December 20, 2024, and under our Series B Notes, which had a maturity date of December 20, 2027. Because the table below is as of December 31, 2023, it does not reflect our contractial variable rate borrowings or changes in maturity dates as subsequently amended effective February 21, 2024.

	Payment due by period
	(in thousands)
	Total	2024	2025	2026	2027	2028	Thereafter
BofA Revolver	$90,000	$90,000	$—	$—	$—	$—	$—
BMO Term Loan Tranche B	115,000	115,000	—	—	—	—	—
Series A Notes	116,000	116,000	—	—	—	—	—
Series B Notes	84,000	—	—	—	84,000	—	—
Total	$405,000	$321,000	$—	$—	$84,000	$—	$—

Item 8.Financial Statements and Supplementary Data

The information required by this item is included in the financial pages following the Exhibit Index herein and incorporated herein by reference. Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 framework.

Based on our assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2023. Please see page F-3.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2023.

Disclosure Pursuant to Item 1.01 of Form 8-K - Entry into a Material Definitive Agreement

On February 21, 2024, we entered into amendments to each of our existing term loan with Bank of Montreal, as administrative agent, and the other lending institutions party thereto, our existing revolving line of credit with Bank of America, N.A., as administrative agent, and the other lending institutions party thereto and our Series A Notes due December 20, 2024 and Series B Notes due December 20, 2027. As a result of these amendments, we changed the maturity dates of each to April 1, 2026 and repaid an aggregate of $102 million of such debt, as further described below. In addition, the amendment to the revolving line of credit converted the revolving loan to a term loan, as also described further below.

BMO Term Loan

On February 21, 2024, we entered into a Second Amendment to Second Amended and Restated Credit Agreement (the “BMO Second Amendment”) with Bank of Montreal, as administrative agent, and the other lending institutions party thereto to amend our existing term loan (as amended by the BMO Second Amendment, the “BMO Term Loan”). The BMO Second Amendment amended the Second Amended and Restated Credit Agreement dated September 27, 2018 among us and the lending institutions party thereto (the “Original BMO Credit Agreement”), as amended by the First Amendment to Second Amended and Restated Credit Agreement dated February 10, 2023 (the “BMO First Amendment”) to, among other things: (1) extend the maturity date from October 1, 2024 to April 1, 2026; (2) change the interest rate from either 300 basis points over SOFR (Secured Overnight Financing Rate) or 200 basis points over the base rate to either 300 basis points over SOFR with a floor on SOFR of 500 basis points or 200 basis points over the base rate with a floor on the base rate of 600 basis points; (3) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan (defined below) and the Senior Notes (defined below) exceeds $200 million, the spread over SOFR or the base rate, as applicable, will permanently increase by 100 basis points, from 300 basis points to 400 basis points in the case of SOFR, and from 200 basis points to 300 basis points in the case of the base rate; (4) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan (as defined below) and the Senior Notes (as defined below) with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by us; (5) require that, within 90 days of the February 21, 2024 effective date of the BMO Second Amendment, certain of our subsidiaries guarantee the BMO Term Loan; (6) require that, within 90 days of the February 21, 2024 effective date of the BMO Second Amendment, we pledge our equity interests in certain of our subsidiaries as collateral for the BMO Term Loan; (7) reduce our minimum fixed charge coverage ratio from 1.50x to 1.25x; and (8) reduce our minimum unsecured interest coverage ratio from 1.75x to 1.25x. We refer to the Original BMO Credit Agreement, as amended by the BMO First Amendment and the BMO Second Amendment, as the BMO Credit Agreement.

The BMO Credit Agreement initially provided for an unsecured term loan borrowing in the amount of $220 million. The BMO Term Loan initially consisted of a $55 million tranche A term loan, which we repaid on June 4, 2021, and a $165 million tranche B term loan. As of December 31, 2023, $115 million was outstanding under the tranche B term loan. On February 21, 2024, as part of the BMO Second Amendment, we repaid an approximately $29.0 million portion of the tranche B term loan so that approximately $86.0 million remains outstanding.

Pursuant to the BMO Second Amendment, the BMO Term Loan bears interest at either (i) 300 basis points over one, three or six month term SOFR, plus a corresponding adjustment of 0.11448%, 0.26161% or 0.42826%, respectively, with a floor on SOFR of 5.00% or (ii) 200 basis points over the base rate with a floor on the base rate of 6.00%. In addition, effective February 21, 2024 upon entering into the BMO Second Amendment, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, the spread over SOFR or the base rate, as applicable, will permanently increase by 100 basis points from 300 basis points to 400 basis points in the case of SOFR, and from 200 basis points to 300 basis points in the case of the base rate. Base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its “prime commercial rate”, (ii) the Federal Funds Rate plus ½ of 1% (0.50%), (iii) term SOFR for one month plus 1.00% and (iv) 6.00%. If the base rate is being used because SOFR is not able to be determined, the base rate shall be the greater of clauses (i) and, (ii) and (iv).

Certain of the lenders party to the BMO Second Amendment, and their respective affiliates, have performed, and may in the future perform for us and our subsidiaries, various commercial banking, investment banking, underwriting and other financial advisory services, for which they have received, and will receive, customary fees and expenses.

The BMO Second Amendment is attached to this Annual Report on Form 10-K as Exhibit 10.3. The foregoing summary of the BMO Second Amendment is qualified in its entirety by the complete text of the BMO Second Amendment.

BofA Term Loan

On February 21, 2024, we amended our revolving line of credit (the “BofA Revolver”) (now known as the “BofA Term Loan”) by entering into a Second Amendment to Credit Agreement with Bank of America, N.A., as administrative agent, and the other lending institutions party thereto (the “BofA Second Amendment”). The BofA Second Amendment amended the Credit Agreement dated January 10, 2022 (the “Original BofA Credit Agreement”), as amended by the First Amendment to Credit Agreement dated February 10, 2023 (the “BofA First Amendment”), to, among other things: (1) extend the maturity date from October 1, 2024 to April 1, 2026; (2) convert borrowings from being either revolving loans or letters of credit to a term loan; (3) change the interest rate from 300 basis points over SOFR (Secured Overnight Financing Rate) to 300 basis points over SOFR with a floor on SOFR of 500 basis points; (4) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, the spread over SOFR will permanently increase by 100 basis points from 300 basis points to 400 basis points; (5) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by us; (6) require that, within 90 days of the February 21, 2024 effective date of the BofA Second Amendment, certain of our subsidiaries guarantee the BofA Term Loan; (7) require that, within 90 days of the February 21, 2024 effective date of the BofA Second Amendment, we pledge our equity interests in certain of our subsidiaries as collateral for the BofA Term Loan; (8) reduce our minimum fixed charge coverage ratio from 1.50x to 1.25x; and (9) reduce our minimum unsecured interest coverage ratio from 1.75x to 1.25x. We refer to the Original BofA Credit Agreement, as amended by the BofA First Amendment and the BofA Second Amendment, as the BofA Credit Agreement.

As of December 31, 2023, there were borrowings of $90 million drawn and outstanding under the BofA Revolver. On February 21, 2024, as part of the BofA Second Amendment, we repaid an approximately $22.7 million portion of the BofA Revolver so that approximately $67.3 million remains outstanding under the BofA Term Loan.

Effective February 21, 2024 upon entering into the BofA Second Amendment, interest on the BofA Term Loan was amended to mean 300 basis points over either (i) the daily simple SOFR, plus an adjustment of 0.11448%, or (ii) one, three or six month term SOFR, plus a corresponding adjustment of 0.11448%, 0.26161% or 0.42826%, respectively, with a floor on SOFR of 5.00%. In addition, effective February 21, 2024 upon entering into the BofA Second Amendment, under certain circumstances, such as if SOFR is not able to be determined, the BofA Term Loan bears interest at 200 basis points over the base rate with a floor on the base rate of 600 basis points. In addition, effective February 21, 2024 upon entering into the BofA Second Amendment, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, the spread over SOFR will permanently increase by 100 basis points from 300 basis points to 400 basis points in the case of SOFR, and from 200 basis points to 300 basis points in the case of the base rate. Base rate means, for any day, a fluctuating rate per annum equal to the highest of: (i) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its “prime rate”, (ii) the Federal Funds Rate plus 1/2 of 1% (0.50%), (iii) term SOFR for one month plus 1.00% and (iv) 6.00%. If the base rate is being used because SOFR is not able to be determined, the base rate shall be the greater of clauses (i), (ii) and (iv). Effective February 21, 2024 upon entering into the BofA Second Amendment, we are no longer obligated to pay an annual facility commitment fee on the unused portion of the BofA Revolver at the rate of 0.35% per annum and, if applicable, letter of credit fees.

Certain of the lenders party to the BofA Second Amendment, and their respective affiliates, have performed, and may in the future perform for us and our subsidiaries, various commercial banking, investment banking, underwriting and other financial advisory services, for which they have received, and will receive, customary fees and expenses.

The BofA Second Amendment is attached to this Annual Report on Form 10-K as Exhibit 10.2. The foregoing summary of the BofA Second Amendment is qualified in its entirety by the complete text of the BofA Second Amendment.

Senior Notes

On February 21, 2024, we entered into a First Amendment to Note Purchase Agreement (the “NPA First Amendment”) with the purchasers party thereto. The NPA First Amendment amended the Note Purchase Agreement dated October 24, 2017 (the “Original Note Purchase Agreement”), to, among other things: (1) extend the maturity date of the Series A Notes (the “Series A Notes”) from December 20, 2024 to April 1, 2026; (2) shorten the maturity date of the Series B Notes (the “Series B Notes”) from December 20, 2027 to April 1, 2026; (3) increase the interest rate applicable to the Series A Notes from 4.49% per annum to 8.00% per annum; (4) increase the interest rate applicable to the Series B Notes from 4.76% per annum to 8.00% per annum; (5) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, the per annum interest rates applicable to the Series A Note and the Series B Notes will permanently increase by 1.00% from 8.00% per annum to 9.00% per annum; (6) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by us; (7) require that, within 90 days of the February 21, 2024 effective date of the NPA First Amendment, certain of our subsidiaries guarantee the Senior Notes; (8) require that, within 90 days of the February 21, 2024 effective date of the NPA First Amendment, we pledge our equity interests in certain of our subsidiaries as collateral for the Senior Notes; and (9) conform all financial covenants and negative covenants in the Note Purchase Agreement with the BofA Credit Agreement and the BMO Credit Agreement. We refer to the Original Note Purchase Agreement, as amended by the NPA First Amendment, as the Note Purchase Agreement.

On February 21, 2024, as part of the NPA First Amendment, we repaid an approximately $29.2 million portion of the Series A Notes so that approximately $86.8 million of the Series A Notes remains outstanding. In addition, on

February 21, 2024, as part of the NPA First Amendment, we repaid an approximately $21.2 million portion of the Series B Notes so that approximately $62.8 million of the Series B Notes remains outstanding.

The NPA First Amendment is attached to this Annual Report on Form 10-K as Exhibit 10.4. The foregoing summary of the NPA First Amendment is qualified in its entirety by the complete text of the NPA First Amendment.

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

3.	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Articles of Incorporation, as amended.

3.2 (2)	Amended and Restated By-laws.

4.1 (3)	Description of Securities Registered Under Section 12 of the Exchange Act.

10.1+ (4)	2002 Stock Incentive Plan of FSP Corp.

10.2*	Second Amendment to Credit Agreement, dated February 21, 2024, among FSP Corp., Bank of America, N.A. and the other parties thereto

10.3*	Second Amendment to Second Amended and Restated Credit Agreement, dated February 21, 2024, among FSP Corp., Bank of Montreal and the other parties thereto.

10.4*	First Amendment to Note Purchase Agreement, dated February 21, 2024, among FSP Corp. and the other parties named therein as purchasers.

10.5 (5)	First Amendment to Credit Agreement, dated February 10, 2023, among FSP Corp., Bank of America, N.A. and the other parties thereto.

10.6 (6)	First Amendment to Second Amended and Restated Credit Agreement, dated February 10, 2023, among FSP Corp., Bank of Montreal and the other parties thereto.

10.7 (7)	Credit Agreement, dated January 10, 2022, among FSP Corp., Bank of America, N.A. and the other parties thereto.

10.8 (8)	Joinder and Increase Agreement, dated February 10, 2022, among FSP Corp., BankUnited N.A. and Bank of America, N.A., as administrative agent.

10.9 (9)	Second Amended and Restated Credit Agreement, dated September 27, 2018, among FSP Corp., Bank of Montreal and the other parties thereto.

10.10 (10)	Note Purchase Agreement, dated October 24, 2017, among FSP Corp. and the other parties named therein as purchasers.

10.11 +(11)	Form of Retention Agreement.

10.12 +(12)	Change in Control Discretionary Plan.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97+*	Compensation Recovery Policy.

101*

The following materials from FSP Corp.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Consolidated Financial Statements.

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

Item 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of February 26, 2024 by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

By:	/s/ George J. Carter
George J. Carter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2024
George J. Carter

/s/ John G. Demeritt	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2024
John G. Demeritt

/s/ John N. Burke	Director	February 26, 2024
John N. Burke

/s/ Brian N. Hansen	Director	February 26, 2024
Brian N. Hansen

/s/ Kenneth A. Hoxsie	Director	February 26, 2024
Kenneth A. Hoxsie

/s/ Dennis J. McGillicuddy	Director	February 26, 2024
Dennis J. McGillicuddy

/s/ Georgia Murray	Director	February 26, 2024
Georgia Murray

/s/ Kathryn P. O’Neil	Director	February 26, 2024
Kathryn P. O’Neil

/s/ Milton P. Wilkins Jr.	Director	February 26, 2024
Milton P. Wilkins Jr.

Franklin Street Properties Corp.

All other schedules for which a provision is made in the applicable accounting resolutions of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Franklin Street Properties Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Franklin Street Properties Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the index at Item 15(a)(2) and our report dated February 26, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 26, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Franklin Street Properties Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Street Properties Corp. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment assessment of real estate assets

Description of the Matter

The Company’s real estate assets, net totaled $891 million as of December 31, 2023. As described in Note 2 to the consolidated financial statements, the Company reviews its properties to determine if their carrying amounts will be recovered from future operating cash flows when indicators of impairment are identified.

Auditing the Company's impairment assessment involved a high degree of subjectivity as estimates underlying the determination of recoverability involve management making significant judgments to derive assumptions affected by expected future market conditions and leasing activity. Assumptions included in the Company’s recoverability assessment included the rental rates and future occupancy of the Company’s real estate properties.

How We Addressed the Matter in Our Audit

We tested the design and operating effectiveness of controls over the Company’s impairment process. For example, we tested controls over management’s review of significant assumptions underlying projections used in the Company’s recoverability assessment.

Our testing of the Company’s impairment assessment included, among other procedures, evaluating the significant assumptions used to estimate the future undiscounted cash flows used in the recoverability assessment. For example, we compared future market conditions to current market data, performed a sensitivity analysis to evaluate the impact of certain assumptions on the estimate of undiscounted cash flows and recalculated management’s estimate. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the certain assumptions for certain real estate assets.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Boston, Massachusetts
February 26, 2024

Franklin Street Properties Corp.

Consolidated Balance Sheets

	December 31,
(in thousands)	2023	2022

Assets:
Real estate assets:
Land (amounts related to variable interest entities ("VIEs") of $6,416 and $0 at December 31, 2023 and December 31, 2022, respectively)	$110,298	$126,645
Buildings and improvements (amounts related to VIEs of $13,279 and $0 at December 31, 2023 and December 31, 2022, respectively)	1,133,971	1,388,869
Fixtures and equipment	12,904	11,151
	1,257,173	1,526,665
Less accumulated depreciation (amounts related to VIEs of $341 and $0 at December 31, 2023 and December 31, 2022, respectively)	366,349	423,417
Real estate assets, net (amounts related to VIEs of $19,354 and $0 at December 31, 2023 and December 31, 2022, respectively)	890,824	1,103,248

Acquired real estate leases, less accumulated amortization of $20,413 and $20,243, respectively (amounts related to VIEs of $305 and $0, less accumulated amortization of $222 and $0 at December 31, 2023 and December 31, 2022, respectively)	6,694	10,186
Asset held for sale	73,318	—
Cash, cash equivalents and restricted cash (amounts related to VIEs of $2,167 and $0 at December 31, 2023 and December 31, 2022, respectively)	127,880	6,632
Tenant rent receivables	2,191	2,201
Straight-line rent receivable	40,397	52,739
Prepaid expenses and other assets	4,239	6,676
Other assets: derivative asset	—	4,358
Related party mortgage loan receivable, less allowance for credit loss of $0 and $4,237, respectively	—	19,763
Office computers and furniture, net of accumulated depreciation of $1,020 and $1,115, respectively	123	154
Deferred leasing commissions, net of accumulated amortization of $16,008 and $19,043, respectively	23,664	35,709

Total assets	$1,169,330	$1,241,666

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2023	2022

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$90,000	$48,000
Term loans payable, less unamortized financing costs of $293 and $250, respectively	114,707	164,750
Series A & Series B Senior Notes, less unamortized financing costs of $329 and $494, respectively	199,670	199,506
Accounts payable and accrued expenses (amounts related to VIEs of $590 and $0 at December 31, 2023 and December 31, 2022, respectively)	41,879	50,366
Accrued compensation	3,644	3,644
Tenant security deposits	6,204	5,710
Lease liability	334	759
Acquired unfavorable real estate leases, less accumulated amortization of $396 and $574, respectively	87	195

Total liabilities	456,525	472,930

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 103,430,353 and 103,235,914 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,335,091	1,334,776
Accumulated other comprehensive income	355	4,358
Distributions in excess of accumulated earnings	(622,651)	(570,408)

Total stockholders’ equity	712,805	768,736

Total liabilities and stockholders’ equity	$1,169,330	$1,241,666

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Operations

	For the Year Ended
	December 31,
(in thousands, except per share amounts)	2023	2022	2021

Revenues:
Rental	$145,446	$163,739	$207,581
Related party revenue:
Management fees and interest income from loans	—	1,855	1,700
Other	261	21	77
Total revenues	145,707	165,615	209,358
Expenses:
Real estate operating expenses	50,732	52,820	60,881
Real estate taxes and insurance	27,200	34,620	41,061
Depreciation and amortization	54,738	63,808	78,544
General and administrative	14,021	13,885	15,898
Interest	24,318	22,808	32,273
Total expenses	171,009	187,941	228,657

Loss on extinguishment of debt	(106)	(78)	(901)
Gain on consolidation of Sponsored REIT	394	—	—
Impairment and loan loss reserve	—	(4,237)	—
Gain (loss) on sale of properties and impairment of assets held for sale, net	(23,384)	27,939	113,134
Interest income	567	—	—
Income (loss) before taxes	(47,831)	1,298	92,934
Tax expense	279	204	638
Equity in income of non-consolidated REITs	—	—	421

Net income (loss)	$(48,110)	$1,094	$92,717

Weighted average number of shares outstanding, basic and diluted	103,357	103,338	106,667

Net income (loss) per share, basic and diluted	$(0.47)	$0.01	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Comprehensive Income (Loss)

	For the
	Year Ended
	December 31,
(in thousands)	2023	2022	2021

Net income (loss)	$(48,110)	$1,094	$92,717

Other comprehensive income (loss):
Unrealized gain on derivative financial instruments	177	9,597	12,072
Reclassification from accumulated other comprehensive income into interest expense	(4,180)	—	—

Total other comprehensive income (loss)	(4,003)	9,597	12,072

Comprehensive income (loss)	$(52,113)	$10,691	$104,789

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2020	107,328	11	$1,357,131	$(17,311)	$(571,740)	$768,091
Comprehensive income	—	—	—	12,072	92,717	104,789
Repurchased shares	(3,396)	(1)	(18,243)			(18,244)
Shares issued for:						—
Equity-based compensation	67	—	338	—	—	338
Distributions	—	—	—	—	(71,771)	(71,771)
Balance, December 31, 2021	103,999	10	1,339,226	(5,239)	(550,794)	783,203
Comprehensive income	—	—	—	9,597	1,094	10,691
Repurchased shares	(847)	—	(4,843)			(4,843)
Shares issued for:
Equity-based compensation	84	—	393	—	—	393
Distributions	—	—	—	—	(20,708)	(20,708)
Balance, December 31, 2022	103,236	10	1,334,776	4,358	(570,408)	768,736
Comprehensive loss	—	—	—	(4,003)	(48,110)	(52,113)
Repurchased shares	—	—	—			—
Shares issued for:						—
Equity-based compensation	194	—	315	—	—	315
Distributions	—	—	—	—	(4,133)	(4,133)
Balance, December 31, 2023	103,430	$10	$1,335,091	$355	$(622,651)	$712,805

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(48,110)	$1,094	$92,717
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	57,240	65,697	81,041
Amortization of above and below market leases	(44)	(118)	(34)
Shares issued as compensation	315	394	338
Amortization of other comprehensive income into interest expense	(3,851)	—	—
Loss on extinguishment of debt	106	78	901
Gain on consolidation of Sponsored REIT	(394)	—	—
Impairment and loan loss reserve	—	4,237	—
(Gain) loss on sale of properties and impairment of assets held for sale, net	23,384	(27,939)	(113,134)
Equity in income of non-consolidated REITs	—	—	(421)
Distributions from non-consolidated REITs	—	—	421
Changes in operating assets and liabilities:
Tenant rent receivables	10	(247)	5,702
Straight-line rents	625	(5,895)	(3,930)
Lease acquisition costs	(2,007)	(4,494)	(2,353)
Prepaid expenses and other assets	382	(1,805)	82
Accounts payable and accrued expenses	(2,709)	(5,983)	(11,096)
Accrued compensation	—	(1,060)	786
Tenant security deposits	494	(509)	(2,458)
Payment of deferred leasing commissions	(7,575)	(8,216)	(12,200)
Net cash provided by operating activities	17,866	15,234	36,362
Cash flows from investing activities:
Property improvements, fixtures and equipment	(31,637)	(54,910)	(64,833)
Consolidation of Sponsored REIT	3,048	—	(3,000)
Proceeds received from sales of properties	142,225	128,949	573,307
Net cash provided by investing activities	113,636	74,039	505,474
Cash flows from financing activities:
Distributions to stockholders	(4,133)	(53,988)	(38,491)
Proceeds received from termination of interest rate swap	4,206	—	—
Stock repurchases	—	(4,843)	(18,244)
Borrowings under bank note payable	77,000	90,000	91,500
Repayments of bank note payable	(35,000)	(42,000)	(95,000)
Repayment of term loan payable	(50,000)	(110,000)	(445,000)
Deferred financing costs	(2,327)	(2,561)	—
Net cash used in financing activities	(10,254)	(123,392)	(505,235)
Net increase (decrease) in cash, cash equivalents and restricted cash	121,248	(34,119)	36,601
Cash, cash equivalents and restricted cash, beginning of year	6,632	40,751	4,150
Cash, cash equivalents and restricted cash, end of period	$127,880	$6,632	$40,751

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2023	2022	2021

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$25,740	$21,085	$30,141
Taxes on income	$339	$667	$454
Non-cash investing and financing activities:
Accrued dividend	$—	$—	$33,280
Accrued costs for purchase of real estate assets	$7,566	$9,962	$4,715
Investment in related party mortgage loan receivable converted to real estate assets and acquired real estate leases in conjunction with variable interest entity consolidation	$20,000	$—	—

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

As of December 31, 2023, the Company owned and operated a portfolio of real estate consisting of 17 operating properties, and the Sponsored REIT, which was consolidated effective January 1, 2023. The Company may pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, for geographic, property specific reasons or for other general corporate purposes.

2.   Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include all of the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates and Assumptions

The Company prepares its financial statements and related notes in conformity with generally accepted accounting principles in the United States of America (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the consolidated financial statements include the allowance for credit losses, purchase price allocations, impairment considerations and the valuation of derivatives.

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

Prior to January 1, 2023, the Company’s relationship with the Sponsored REIT was considered a VIE in which the Company was not the primary beneficiary. The Company’s maximum exposure to losses associated with this VIE was limited to the principal amount outstanding under the loan from the Company to the Sponsored REIT secured by a mortgage on real estate owned by the Sponsored REIT (the “Sponsored REIT Loan”) net of the allowance for credit loss, the related accrued interest receivable and an exit fee receivable, which were in aggregate approximately $22.1 million at December 31, 2022. The accrued interest and exit fee receivables are included in prepaid expenses and other assets in the consolidated balance sheet and were approximately $2.3 million at December 31, 2022. The relationships and investments related to the Sponsored REIT are summarized in Note 3.

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

The Company reviews its properties to determine if their carrying amounts will be recovered from future operating cash flows if certain indicators of impairment are identified at those properties. These indicators may include lower or declining tenant occupancy, weak or declining tenant profitability, cash flows or liquidity, the Company’s decision to dispose of an asset before the end of its estimated useful life or legislative, economic, or market changes that permanently reduce the value of the Company’s investment. If indicators of impairment are present, the Company evaluates the carrying value of the property by comparing it to its expected future undiscounted cash flow. A property’s value is impaired only if management’s estimate of future undiscounted cash flows to be generated by the property over its estimated holding period is less than the carrying value of the property. If there are different potential outcomes for a property, the Company will take a probability weighted approach to estimating future cash flows. If the Company determines that impairment has occurred, the affected assets are reduced to their fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates, capital requirements, estimated holding periods and outcome probabilities that could differ materially from actual results in future periods. Since cash flows are considered on an undiscounted basis in the analysis that the Company conducts to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized. The Company did not recognize any impairment losses on any assets classified as held and used for the years ended December 31, 2023, 2022 and 2021.

Acquired Real Estate Leases and Amortization

Acquired real estate leases represent costs associated with acquiring an in-place lease (i.e., the market cost to execute a similar lease, including leasing commission, tenant improvements, legal, vacancy and other related costs) and the value relating to leases with rents above the market rate. Amortization is computed using the straight-line method over the term of the leases, which range from 12 months to 154 months. Amortization of these combined components was approximately $3.2 million, $4.5 million and $8.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Amortization related to costs associated with acquiring an in-place lease is included in depreciation and amortization on the consolidated statements of income. Amortization related to leases with rents above the market rate is offset against the rental revenue in the consolidated statements of income. The estimated annual amortization expense for the five years and thereafter following December 31, 2023 is as follows:

(in thousands)	December 31,
2024	$2,489
2025	1,718
2026	1,644
2027	389
2028	300
2029 and thereafter	154

Acquired Unfavorable Real Estate Leases and Amortization

Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate. Amortization is computed using the straight-line method over the term of the leases, which range from 12 months to 151 months. Amortization expense was approximately $0.1 million, $0.2 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Amortization related to leases with rents below the market rate is included with rental revenue in the consolidated statements of income. The estimated annual amortization for the five years and thereafter following December 31, 2023 is as follows:

(in thousands)	December 31,
2024	$42
2025	10
2026	8
2027	8
2028	6
2029 and thereafter	13

Asset Held For Sale

Classification of a property as held for sale typically occurs upon the execution of a purchase and sale agreement and belief by management that the sale or disposition is probable of occurrence within one year. Upon determining that a property was held for sale, the Company discontinues depreciating the property and reflects the property in its consolidated balance sheet at the lower of its carrying amount or fair value less the cost to sell. The Company presents the property held for sale on its consolidated balance sheet as “Asset held for sale”. The Company reports the results of operations of its properties sold or held for sale (that do not represent a strategic shift that has, or will have, a major effect on financial results) in its consolidated statements of income through the date of sale.

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

	December 31,	December 31,
(in thousands)	2023	2022
Cash and cash equivalents (1)	$125,530	$3,739
Restricted cash	2,350	2,893
Total cash, cash equivalents and restricted cash	$127,880	$6,632

(1) Includes $2,167 at December 31, 2023, pertaining to Monument Circle, which the Company is unable to utilize for its own operational purposes.

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

Tenant Rent Receivables

Tenant rent receivables are expected to be collected within one year. The Company recognizes the effect of a change in its assessment of whether the collectability of operating lease receivables are probable as an adjustment to lease income.

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

Straight-line Rent Receivable

Certain leases provide for fixed rent increases over the term of the lease. Rental revenue is recognized on a straight-line basis over the related lease term; however, billings by the Company are based on the lease agreements. Straight-line rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, was $40.4 million, $52.7 million and $49.0 million at December 31, 2023, 2022 and 2021, respectively.

Deferred Leasing Commissions

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was approximately $5.9 million, $7.1 million and $10.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The estimated annual amortization for the five years and thereafter following December 31, 2023 is as follows:

(in thousands)	December 31,
2024	$4,466
2025	3,914
2026	3,285
2027	2,883
2028	2,426
2029 and thereafter	6,690

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

	Year Ended
	December 31,
(in thousands)	2023	2022	2021
Income from leases	$103,716	$107,990	$148,705
Reimbursable expenses	42,311	49,736	54,825
Straight-line rent adjustment	(626)	5,895	4,017
Amortization of favorable and unfavorable leases	45	118	34
	$145,446	$163,739	$207,581

Related Party and Other Revenue - Property and asset management fees, interest income on loans and other income are recognized when the related services are performed and the earnings process is complete.

Segment Reporting

The Company is a REIT focused on real estate investments primarily in the office market and currently operates in only one segment: real estate operations.

Income Taxes

Taxes on income for the years ended December 31, 2023, 2022 and 2021 represent taxes incurred by FSP Protective TRS Corp, which is a taxable REIT subsidiary, and the State of Texas franchise tax applicable to FSP Corp., which is classified as an income tax for reporting purposes.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at

December 31, 2023, 2022 and 2021. The denominator used for calculating basic and diluted net income per share was 103,357,000, 103,338,000 and 106,667,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

These inputs (See Notes 2, 3, 5 and 10) were considered and applied to the Company’s derivative instruments, Sponsored REIT Loan, Sponsored REIT purchase price allocation, and assets held for sale. Level 2 inputs were used to value the interest rate swaps and Level 3 inputs were used to value the Sponsored REIT Loan, assets acquired in the consolidation of the Sponsored REIT and the valuation of certain assets held for sale.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires public entities to disclose significant segment expense and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance in ASU 2023-07 is applied retrospectively to all periods presented in the financial statements and is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not anticipate that the adoption of ASU 2023-07 will have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures and disclosures about income taxes paid. The guidance in ASU 2023-09 should be applied prospectively but may be applied retrospectively for each period presented. ASU 2023-09 is effective for public entities for fiscal years beginning after December 15, 2024. The Company does not anticipate that the adoption of ASU 2023-09 will have a material impact on the consolidated financial statements.

3.   Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs

The Company held a common stock interest in 1, 1 and 2 sponsored REITs at December 31, 2023, 2022 and 2021, respectively. The Company held a non-controlling preferred stock investment in two sponsored REITs, FSP 303 East Wacker Drive Corp. (“East Wacker”) and FSP Grand Boulevard Corp. (“Grand Boulevard”), each of which were liquidated during the three months ended September 30, 2018.

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
$421

Non-consolidated REITs

At December 31, 2022, the Company held a non-controlling common stock interest in one Sponsored REIT.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents, and the applicable contracts are cancelable with 30 day notice. Asset management fee income from non-consolidated entities amounted to approximately $0, $28,000 and $61,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Prior to the consolidation of Monument Circle on January 1, 2023, the Company held the Sponsored REIT Loan, which was reported in the balance sheet as a related party mortgage loan receivable. The Company reviewed the need for an allowance under the current expected credit loss model for the Sponsored REIT Loan at each reporting period. The measurement of expected credit losses was based upon historical experiences, current conditions, and reasonable and supportable forecasts that affected the collectability of the reported amount. The Company had elected to apply the practical expedient for financial assets secured by collateral in instances where the borrower was experiencing financial difficulty and repayment of the Sponsored REIT Loan was expected to be provided substantially through operation or sale of the collateral. The Company used the fair value of the collateral at the reporting date and an adjustment to the allowance for expected credit losses was recorded when the amortized cost basis of the financial asset exceeded the fair value of the collateral, less costs to sell.

The Company regularly evaluated the extent and impact of any credit deterioration that could affect performance and the value of the secured property, as well as the financial and operating capability of the borrower. A property’s operating results and existing cash balances were considered and used to assess whether cash flows from operations were sufficient to cover the current and future operating and debt service requirements. The Company also evaluated the borrower’s competency in managing and operating the secured property and considered the overall economic environment, real estate sector and geographic sub-market in which the secured property was located. The Company applied normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.

The Company recognized interest income and fees from the Sponsored REIT Loan of approximately $0.0 million, $1.8 million and $1.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

As of December 31, 2021 and 2020, the Company did not have an allowance for credit losses recorded on the consolidated balance sheet. The Company recorded a $4.2 million increase in its provision for credit losses during the year ended December 31, 2022. The change in the allowance for credit losses during the year ended December 31, 2022 is primarily due to the deterioration within the current real estate market, changes to key assumptions applied within the Company’s financial model to reflect these market changes, such as the exit capitalization and discount rates, and due to an increase in the accrued interest receivable balance. The Company recorded a $4.2 million decrease in its provision for credit losses during the year ended December 31, 2023. The change in the allowance for credit losses during the year ended December 31, 2023 is due to the consolidation of Monument Circle. The following table presents a roll-forward of the Company’s allowance for credit losses.

	For the Year Ended December 31,
(In thousands)	2023	2022	2021

Beginning allowance for credit losses	$(4,237)	$—	$—
Additional increases to the allowance for credit losses	—	(4,237)	—
Reductions to the allowance for credit losses	4,237	—
Ending allowance for credit losses	$—	$(4,237)	$—

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

BMO Term Loan

On February 10, 2023, the Company entered into a First Amendment to the Second Amended and Restated Credit Agreement with the lending institutions party thereto and Bank of Montreal, as administrative agent (the “BMO First Amendment”). The BMO First Amendment amended the Second Amended and Restated Credit Agreement, dated September 27, 2018, among the Company and the lending institutions party thereto (as amended by the BMO First Amendment, the “BMO Credit Agreement”) to, among other things, extend the maturity date from January 31, 2024 to

October 1, 2024 and change the interest rate from a number of basis points over LIBOR depending on the Company’s credit rating to 300 basis points over SOFR (Secured Overnight Financing Rate). The BMO Credit Agreement initially provided for an unsecured term loan borrowing in the amount of $220 million (the “BMO Term Loan”). Subsequent to December 31, 2023, on February 21, 2024, the BMO Credit Agreement was further amended. See Note 11 in these Consolidated Financial Statements for additional disclosure regarding the amendment. Unless otherwise indicated, all of the information in this description of the BMO Term Loan is as of December 31, 2023 and does not reflect the terms of the amendment that we entered into on February 21, 2024. In connection with the BMO First Amendment, the Company repaid a $40 million portion of the remaining balance of the BMO Term Loan, so that $125 million principal amount remained outstanding. On August 10, 2023, the Company repaid an additional $10 million of this loan, so that $115 million principal amount remained outstanding under the BMO Term Loan as of December 31, 2023. On or before April 1, 2024, the Company is required to repay an additional $15 million of the BMO Term Loan. The remaining balance of the BMO Term Loan matures on October 1, 2024.

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

As of December 31, 2023, the interest rate on the BMO Term Loan was 8.47% per annum. The weighted average variable interest rate on all amounts outstanding under the BMO Term Loan from February 8, 2023, which is when the Company terminated its outstanding interest rate swaps applicable to the BMO Term Loan as described below, through December 31, 2023 was approximately 8.11% per annum.

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

The BMO Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement). In the event of a default by the Company, the administrative agent may, and at the request of the requisite number of lenders shall, declare all obligations under the BMO Credit Agreement immediately due and payable, terminate the lenders’ commitments to make loans under the BMO Credit Agreement, and enforce any and all rights of the lenders or administrative agent under the BMO Credit Agreement and related documents. For certain events of default related to bankruptcy, insolvency, and receivership, the commitments of lenders will be automatically terminated and all outstanding obligations of the Company will become immediately due and payable. The Company was in compliance with the BMO Term Loan financial covenants as of December 31, 2023.

BofA Revolver

On February 10, 2023, the Company entered into a First Amendment to Credit Agreement with Bank of America, N.A., as administrative agent, a letter of credit issuer and a lender (“BofA”), and the other lending institutions party thereto (the “BofA First Amendment”), for a revolving line of credit for borrowings, at the Company’s election, of up to $150 million (the “BofA Revolver”). The BofA First Amendment amended the Credit Agreement, dated January 10, 2022, among the Company and the lending institutions party thereto (as amended by the BofA First Amendment, the “BofA Credit Agreement”) to, among other things, extend the maturity date from January 12, 2024 to October 1, 2024, reduce availability for borrowings, at the Company’s election, from up to $237.5 million to up to $150 million, and to change the interest rate from a number of basis points over SOFR depending on the Company’s credit rating to 300 basis points over SOFR. Subsequent to December 31, 2023, on February 21, 2024, the BofA Credit Agreement was further amended. See Note 11 in these Consolidated Financial Statements for additional disclosure regarding the amendment. Unless otherwise indicated, all of the information in this description of the BofA Revolver is as of December 31, 2023 and does not reflect the terms of the amendment that we entered into on February 21, 2024. Borrowings made under the BofA Revolver may be revolving loans or letters of credit, the combined sum of which may not exceed $150 million outstanding at any time. Effective October 1, 2023, availability under the BofA Revolver was reduced to $125 million and, effective April 1, 2024, availability under the BofA Revolver will be further reduced to $100 million. As of December 31, 2023 there were borrowings of $90 million drawn and outstanding under the BofA Revolver, which borrowings include $40 million that the Company borrowed on February 10, 2023 to repay a portion of the BMO Term Loan. Borrowings made pursuant to the BofA Revolver may be borrowed, repaid and reborrowed from time to time until the maturity date on October 1, 2024.

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

As of December 31, 2023, the interest rate on the BofA Revolver was 8.47% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Revolver through December 31, 2023 was approximately 8.05% per annum.

The BofA Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, changes in business, certain restricted payments, use of proceeds, the amount of cash and cash equivalents that the Company can have on its balance sheet after giving effect to an advance under the BofA Revolver, repurchases and redemptions of the Company’s common stock, going concern qualifications to the Company’s financial statements, and the requirement to have subsidiaries provide a guaranty in the event that they incur recourse indebtedness and transactions with affiliates. The BofA Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio and a minimum unsecured interest coverage ratio. The BofA Credit Agreement also restricts the Company’s ability to make quarterly dividend distributions that exceed $0.01 per share of the Company’s common stock; provided, however, that notwithstanding such restriction, the Company is permitted to make dividend distributions based on the Company’s good faith estimate of projected or estimated taxable income or otherwise as necessary to retain the Company’s status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which the Company would otherwise be subject. The Company was in compliance with the BofA Revolver financial covenants as of December 31, 2023.

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

Former BofA Credit Facility

On July 21, 2016, the Company entered into a First Amendment (the “BofA First Amendment”), and on October 18, 2017, the Company entered into a Second Amendment (the “BofA Second Amendment”), to the Second Amended and Restated Credit Agreement dated October 29, 2014 among the Company, the lending institutions party thereto and BofA, as administrative agent, L/C Issuer and Swing Line Lender (as amended by the BofA First Amendment and the BofA Second Amendment, the “Former BofA Credit Facility”) that continued an existing unsecured revolving line of credit (the “Former BofA Revolver”) and an existing term loan (the “Former BofA Term Loan”). Effective simultaneously with the closing of the BofA Credit Facility on January 10, 2022, the Company delivered a notice to BofA terminating the aggregate lender commitments under the Former BofA Revolver in their entirety.

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

Senior Notes

On October 24, 2017, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with the various purchasers named therein (the “Purchasers”) in connection with a private placement of senior unsecured notes. Under the Note Purchase Agreement, the Company agreed to sell to the Purchasers an aggregate principal amount of $200 million of senior unsecured notes consisting of (i) Series A Senior Notes due December 20, 2024 in an aggregate principal amount of $116 million (the “Series A Notes”) and (ii) Series B Senior Notes due December 20, 2027 in an aggregate principal amount of $84 million (the “Series B Notes,” and, together with the Series A Notes, the “Senior Notes”). On December 20, 2017, the Senior Notes were funded and the proceeds were used to reduce the outstanding balance of the Former BofA Revolver. Subsequent to December 31, 2023, on February 21, 2024, the Note Purchase Agreement was further amended. See Note 11 in these Consolidated Financial Statements for additional disclosure regarding the amendment. Unless otherwise indicated, all of the information in this description of the Senior Notes is as of December 31, 2023 and does not reflect the terms of the amendment that we entered into on February 21, 2024.

The Senior Notes bear interest depending on the Company’s credit rating. As of December 31, 2023, the Series A Notes bore interest at 4.49% per annum and the Series B Notes bear interest at 4.76% per annum.

The Note Purchase Agreement contains customary financial covenants, including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The Note Purchase Agreement also contains restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into transactions with affiliates, merge, consolidate, create liens, make certain restricted payments, enter into certain agreements or prepay certain indebtedness. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in the BofA Credit Agreement and the BMO Credit Agreement. The Senior Notes financial covenants require, among other things, the maintenance of a fixed charge coverage ratio of at least 1.50; a maximum leverage ratio and an unsecured leverage ratio of no more than 60% (65% if there were a significant acquisition for a short period of time). In addition, the Note Purchase Agreement provides that the Note Purchase Agreement will automatically incorporate additional financial and other specified covenants (such as limitations on investments and distributions) that are effective from time to time under the existing credit agreements, other material indebtedness or certain other private placements of debt of the Company and its subsidiaries. The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Purchasers may, among other remedies, accelerate the payment of all obligations. The Company was in compliance with the Senior Notes financial covenants as of December 31, 2023.

5.   Financial Instruments: Derivatives and Hedging

On July 22, 2016, the Company entered into interest rate swap transactions that fixed the interest rate for the period beginning on September 27, 2017 and ended on September 27, 2021 on the Former BofA Term Loan (the “2017 Interest Rate Swap”). On March 7, 2019, the Company entered into interest rate swap transactions that fixed the interest rate for the period beginning on March 29, 2019 and ended on November 30, 2021 on a $100 million portion of the JPM Term Loan (the “2019 JPM Interest Rate Swap”). On February 20, 2019, the Company entered into interest rate swap transactions that fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan (the “2019 BMO Interest Rate Swap”). The variable rates that were fixed under the 2019 BMO Interest Rate Swap is described in Note 4. On February 8, 2023, the Company terminated the 2019 BMO Interest Rate Swap applicable to the BMO Term Loan and, on February 10, 2023, the Company received an aggregate of approximately $4.3 million as a result of such terminations, of which approximately $0.1 million related to interest receivable. The variable rates that were fixed under the 2017 Interest Rate Swap, the 2019 JPM Interest Rate Swap and the 2019 BMO Interest Rate Swap (collectively referred to as the “Interest Rate Swaps”) are described in Note 4. As of December 31, 2023, there were no derivative instruments.

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

The Interest Rate Swaps qualified as cash flow hedges and have been recognized on the consolidated balance sheets at fair value. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be recognized in earnings in the same period in which the hedged interest payments affect earnings, which may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of the Company’s derivative financial instrument at December 31, 2022. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair Value (1) at
(in thousands)	Value	Rate	Date	Date	December 31, 2023	December 31, 2022
2019 BMO Interest Rate Swap	$165,000	2.39%	Aug-20	Jan-24	$—	$4,358
(1) Classified within Level 2 of the fair value hierarchy.

The 2019 BMO Interest Rate Swap was reported as an asset with a fair value of approximately $4.4 million at December 31, 2022. The balance is included in other assets: derivative asset in the consolidated balance sheet at December 31, 2022.

The gain/(loss) on the Company’s Interest Rate Swaps that was recorded in OCI and the accompanying consolidated statements of income as a component of interest expense for the years ended December 31, 2023, 2022 and 2021, respectively, was as follows:

(in thousands)	Year Ended December 31,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2023	2022	2021

Amounts of gain recognized in OCI	$177	$8,451	$3,786
Amounts of previously recorded gain (loss) reclassified from OCI into Interest Expense	$4,180	$(1,146)	$(8,286)

Total amount of Interest Expense presented in the consolidated statements of operations	$24,318	$22,808	$32,273

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $0.4 million of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

The Company hedged the exposure to variability in anticipated future interest payments on existing debt.

The BMO Term Loan, Former BofA Term Loan and JPM Term Loan hedging transactions used derivative instruments that involved certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates would cause a significant loss of basis in either or both of the contracts. The Company required its derivatives contracts to be with counterparties that have investment grade ratings. As a result, the Company did not anticipate that any counterparty would fail to meet its obligations. However, there was no assurance that the Company would be able to adequately protect against the foregoing risks or that it would ultimately realize an economic benefit that exceeded the related amounts incurred in connection with engaging in such hedging strategies.

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

On May 18, 2023, May 17,2022 and May 20, 2021, the Company granted shares under the Plan to non-employee directors at a compensation cost related to such grants indicated in the table below, which was recognized during the years ended December 31, 2023, 2022 and 2021, respectively, and is included in general and administrative expenses in the consolidated statements of income. Such shares were fully vested on the date of issuance.

	Shares Available	Compensation
	for Grant	Cost

Balance December 31, 2020	1,847,384	$675,000
Shares granted 2021	(66,564)	337,500
Balance December 31, 2021	1,780,820	1,012,500
Shares granted 2022	(84,133)	393,750
Balance December 31, 2022	1,696,687	$1,406,250
Shares granted 2023	(194,439)	314,991
Balance December 31, 2023	1,502,248	$1,721,241

Repurchase of Common Stock

On June 23, 2021, the Board of Directors of the Company authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market, privately negotiated transactions or other manners as permitted by federal securities laws. The repurchase authorization may be suspended or discontinued at any time. The Company repurchased 3,396,243 shares of common stock during the third and fourth quarter of 2021 at an aggregate cost of approximately $18.2 million and at an average cost of approximately $5.37 per share, inclusive of brokerage commissions. The Company repurchased 846,739 shares of common stock during the first quarter of 2022 at an aggregate cost of approximately $4.8 million and at an average cost of approximately $5.72 per share, inclusive of brokerage commissions. The Company did not repurchase any shares of common stock during the remainder of 2022 or in 2023. On February 10, 2023, the Company announced it had discontinued the previous repurchase authorization made on June 23, 2021. The excess of the purchase price over the par value of the shares repurchased is applied to reduce additional paid-in capital.

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary (“TRS”). In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 20% (25% of taxable years beginning on or before December 31, 2017) of the value of all of the Company’s assets and, when considered together with other non-

real estate assets, cannot exceed 25% of the value of all of the Company’s assets. FSP Investments LLC and FSP Protective TRS Corp. are the Company’s taxable REIT subsidiaries operating as taxable corporations under the Code. The TRSs have gross amounts of net operating losses (“NOLs”) available to those taxable corporations of $4.9 million and $4.9 million as of December 31, 2023 and 2022, respectively. The NOLs created prior to 2018 will expire between 2030 and 2047 and the NOLs generated after 2017 will not expire. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.

Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company’s assets and liabilities. In estimating future tax consequences, potential future events are considered except for potential changes in income tax law or in rates.

The Company adopted an accounting pronouncement related to uncertainty in income taxes effective January 1, 2007, which did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption. Accrued interest and penalties will be recorded as income tax expense if the Company records a liability in the future. The Company’s effective tax rate was not affected by the adoption. The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2020 and thereafter.

The Company is subject to a business tax known as the Revised Texas Franchise Tax. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax. The Company recorded a provision for the Revised Texas Franchise Tax of $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Company’s prior sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. Approximately $0.7 million of NOLs expired in 2023 and approximately $0.1 million of NOLs expired in 2021. The Company used approximately $11.1 million of NOLs in 2021 to offset federal net taxable capital gains resulting from the sale of properties in 2021, therefore approximately $11.1 million of valuation allowances were reversed in 2021. A valuation allowance is provided for the full amount of the gross NOLs available as the realization of any tax benefits remaining from such NOLs is not assured. The gross amount of NOLs available to the Company was approximately $29.7 million and $1.7 million as of December 31, 2023 and 2022, respectively, with full valuation allowances.

Income Tax Expense

The income tax expense reflected in the consolidated statements of income relates primarily to state income taxes as a result of some states that limit the use of net operating losses, which are in Other Taxes, and to a lesser extent, the Revised Texas Franchise Tax. FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties.

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021

Revised Texas Franchise Tax	$279	$239	$234
Other Taxes	—	(35)	404
Tax expense	$279	$204	$638

Taxes on income are a current tax expense. No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

At December 31, 2023, the Company’s net tax basis of its real estate assets is more than the amount set forth in the Company’s consolidated balance sheets by $144.4 million and at December 31, 2022, the Company’s net tax basis of its real estate assets is more than the amount set forth in the Company’s consolidated balance sheets by $156.7 million.

Tax Components

The following summarizes the tax components of the Company’s common distributions paid per share for the years ended December 31, 2023, 2022 and 2021:

	2023		2022		2021
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$—	—%	$—	—%	$—	—%
Capital gain	—	—%	0.14	70%	0.68	100%
Return of capital	0.04	100%	0.06	30%	—	—%
Total	$0.04	100%	$0.20	100%	$0.68	100%

8. Leases

Leases as a Lessee:

The Company entered into a noncancelable contract with a third party to obtain office space that commenced on September 1, 2010. The contract was amended on October 25, 2016 to extend the contract through September 30, 2024. As of December 31, 2023, the Company’s right-of-use asset was $0.3 million, which is included in prepaid and other assets on the consolidated balance sheet as of December 31, 2023. A discount rate equal to the Company’s incremental borrowing rate was applied to the future monthly contractual lease payments remaining as of December 31, 2023 to compute the lease liability. The incremental borrowing rate is the rate equal to the closest borrowing under the BofA Revolver at the time of the Company’s adoption of ASU 2016-02.

Lease Costs
	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Operating lease cost	$419	$419	$419
	$419	$419	$419

Other information
Cash paid for amounts included in the measurement of lease liabilities	$447	$438	$429
Weighted average remaining lease terms in years - operating leases	0.75	1.75	2.75
Weighted average discount rate - operating leases	3.86%	3.86%	3.86%

Maturity analysis for liabilities	Total
	Undiscounted
(in thousands)	Cash Flows
Discount rate at commencement	3.86%

2024	$340
	$340

Present value lease liability	$334

Difference between undiscounted cash flows and discounted cash flows	$6

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

The Company has elected to apply the practical expedient to not separate non-lease components from the related lease component of real estate leases. This combined component is primarily comprised of fixed lease payments, early termination fees, common area maintenance cost reimbursements, and parking lease payments. The Company applies ASC 842, Leases, to the combined lease and non-lease components.

For the years ended December 31, 2023, 2022 and 2021, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:
	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Income from leases (1)	$146,027	$157,719	$203,530
	$146,027	$157,719	$203,530

Undiscounted Cash Flows	Year ending
(in thousands)	December 31,
2024	86,936
2025	78,662
2026	70,489
2027	60,660
2028	54,527
2029 and thereafter	162,594
	$513,868

(1) Includes amounts recognized from variable lease payments of $42,311, $49,730 and $54,825 for the years ended December 31, 2023, 2022 and 2021, respectively.

9.   Retirement Plan

In 2006, the Company established a 401(k) plan to cover eligible employees, which permitted deferral of up to $17,000 per year (indexed for inflation) into the 401(k) plan, subject to certain limitations imposed by the Internal Revenue Code. An employee’s elective deferrals are immediately vested upon contribution to the 401(k) plan. The Company matches employee contributions to the 401(k) plan dollar for dollar up to 3% of each employee’s annual compensation up to $200,000. In addition, we may elect to make an annual discretionary profit-sharing contribution. The Company’s total contribution under the 401(k) plan amounted to $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

10.   Dispositions of Property

In 2021, the Company determined that further debt reduction would provide greater financial flexibility and potentially increase shareholder value. Accordingly, the Company adopted a strategy to dispose of certain properties where it believes valuation potential has been reached.

In 2023, the Company sold one office property located in Elk Grove, Illinois on March 10, 2023, for a sales price of $29.1 million, at a gain of approximately $8.4 million. The Company used the proceeds of the disposition principally to repay a portion of outstanding indebtedness. The Company sold one office property located in Charlotte, North Carolina on August 9, 2023 for a sales price of $9.2 million, at a loss of $0.8 million. During the three months ended September 30, 2023, the Company recorded a gain on sale of $53,000 as a result of conveying approximately 7,826 square feet of land at the Company’s Addison, Texas property to the Town of Addison as part of a road revitalization project.

During the three months ended September 30, 2023, the Company reclassified $96.4 million of its office properties in Miami, Florida and Atlanta, Georgia as assets held for sale as of September 30, 2023. The Company recorded these properties at the fair value less cost to sell, which was less than the carrying value and resulted in an impairment of $39.7 million in the three months ended September 30, 2023. The reclassification was a non-cash investing activity on the statement of cash flows. The Company estimated the fair value of these properties, less estimated costs to sell, using the offers to purchase the properties made by third parties (Level 3 inputs, as there is no active market).

During the three months ended September 30, 2023, the Company entered into an agreement to sell a property in Plano, Texas for a gross sales price of approximately $48.0 million at an expected gain of $10.6 million. The Company reclassified $36.2 million of this office property as an asset held for sale as of September 30, 2023. The reclassification was a non-cash investing activity on the statement of cash flows. On October 26, 2023, the Company completed the sale of the property located in Plano, Texas for a sales price of $48.0 million at a gain of approximately $10.6 million. On December 6, 2023, the Company sold another of the assets held for sale, an office property located in Miami, Florida for a sales price of $68.0 million at a loss of approximately $18.9 million.

The asset held for sale located in Atlanta, Georgia, was expected to sell for a sales price of $40.0 million at a loss of approximately $20.5 million, which was recorded as an impairment as of September 30, 2023, however on November 15, 2023, the Company received notice from the buyer indicating that the buyer was terminating the transaction and directing the deposit and interest be disbursed to the Company. At December 31, 2023, the office property remained classified on the consolidated balance sheet as an asset held for sale in the amount of $39.0 million and was comprised of $52.2 million of real estate assets, net of accumulated depreciation, $4.4 million of straight-line rents receivable, and $2.9 million of deferred leasing commissions, net of accumulated amortization. The Company expects the property will be sold within the next twelve months.

During the three months ended September 30, 2023, the Company entered into a purchase and sale agreement, which was subsequently amended, to sell a property located in Richardson, Texas for a sales price of $35.0 million. During the three months ended December 31, 2023, the Company recorded this property at the fair value less cost to sell, which was less than the carrying value and resulted in an impairment of $2.1 million. The Company reclassified $34.4 million of this office property as an asset held for sale, which comprised of $31.1 million in real estate assets, net of accumulated depreciation, $3.4 million in straight-line rents receivable, and $2.0 million in deferred leasing commissions, net of accumulated amortization.

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

The Company concluded the dispositions did not represent a strategic shift and reports the results of operations of its properties in its consolidated statements of operations, which includes rental income, rental operating expenses, real estate taxes and insurance and depreciation and amortization.

The operating results for the properties that the Company disposed of or classified as assets held for sale are summarized below:

	Year ended December 31,
(in thousands)	2023	2022	2021
Rental revenue	$27,157	$43,025	$84,179
Rental operating expenses	(8,449)	(13,256)	(23,547)
Real estate taxes and insurance	(4,103)	(10,228)	(17,150)
Depreciation and amortization	(7,206)	(14,656)	(27,025)
Income from dispositions and assets held for sale	$7,399	$4,885	$16,457

11.   Subsequent Events

On January 12, 2024, the Board of Directors of the Company declared a cash distribution of $0.01 per share of common stock payable on February 15, 2024 to stockholders of record on January 26, 2024.

On January 26, 2024, the Company sold a property located in Richardson, Texas for $35 million at a loss of approximately $2.1 million, which was recorded as an impairment as of December 31, 2023.

On February 21, 2024, the Company amended the BofA Revolver (now known as the “BofA Term Loan”) by entering into a Second Amendment to Credit Agreement with the lending institutions party thereto (the “BofA Second Amendment”). The BofA Second Amendment amended the Credit Agreement dated January 10, 2022 (the “Original BofA Credit Agreement”), as amended by the First Amendment to Credit Agreement dated February 10, 2023 (the “BofA First Amendment”), to, among other things: (1) extend the maturity date from October 1, 2024 to April 1, 2026; (2) convert borrowings from being either revolving loans or letters of credit to a term loan; (3) change the interest rate from 300 basis points over SOFR (Secured Overnight Financing Rate) to 300 basis points over SOFR with a floor on SOFR of 500 basis points; (4) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, the spread over SOFR will permanently increase by 100 basis points from 300 basis points to 400 basis points; (5) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by the Company; (6) require that, within 90 days of the February 21, 2024 effective date of the BofA Second Amendment, certain of the Company’s subsidiaries guarantee the BofA Term Loan; (7) require that, within 90 days of the February 21, 2024 effective date of the BofA Second Amendment, the Company pledge its equity interests in certain of the Company’s subsidiaries as collateral for the BofA Term Loan; (8) reduce the Company’s minimum fixed charge coverage ratio from 1.50x to 1.25x; and (9) reduce the Company’s minimum unsecured interest coverage ratio from 1.75x to 1.25x. On February 21, 2024, as part of the BofA Second Amendment, the Company repaid an approximately $22.7 million portion of the BofA Revolver so that approximately $67.3 million remains outstanding under the BofA Term Loan.

On February 21, 2024, the Company amended the BMO Term Loan by entering into a Second Amendment to Second Amended and Restated Credit Agreement with Bank of Montreal and the other lending institutions party thereto (the “BMO Second Amendment”). The BMO Second Amendment amended the Second Amended and Restated Credit Agreement dated September 27, 2018 (the “Original BMO Credit Agreement”), as amended by the First Amendment to Second Amended and Restated Credit Agreement dated February 10, 2023 (the “BMO First Amendment”), to, among other things: (1) extend the maturity date from October 1, 2024 to April 1, 2026; (2) change the interest rate from either 300 basis points over SOFR or 200 basis points over the base rate to either 300 basis points over SOFR with a floor on SOFR of 500 basis points or 200 basis points over the base rate with a floor on the base rate of 600 basis points; (3)

provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, the spread over SOFR or the base rate, as applicable, will permanently increase by 100 basis points from 300 basis points to 400 basis points in the case of SOFR, and from 200 basis points to 300 basis points in the case of the base rate; (4) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by the Company; (5) require that, within 90 days of the February 21, 2024 effective date of the BMO Second Amendment, certain of the Company’s subsidiaries guarantee the BMO Term Loan; (6) require that, within 90 days of the February 21, 2024 effective date of the BMO Second Amendment, the Company pledge its equity interests in certain of the Company’s subsidiaries as collateral for the BMO Term Loan; (7) reduce the Company’s minimum fixed charge coverage ratio from 1.50x to 1.25x; and (8) reduce the Company’s minimum unsecured interest coverage ratio from 1.75x to 1.25x. On February 21, 2024, as part of the BMO Second Amendment, the Company repaid an approximately $29.0 million portion of the BMO Term Loan so that approximately $86.0 million remains outstanding.

On February 21, 2024, the Company amended the Senior Notes by entering into a First Amendment to Note Purchase Agreement (the “NPA First Amendment”) with the purchasers party thereto. The NPA First Amendment amended the Note Purchase Agreement dated October 24, 2017 (the “Original Note Purchase Agreement”) to, among other things: (1) extend the maturity date of the Series A Notes from December 20, 2024 to April 1, 2026; (2) shorten the maturity date of the Series B Notes from December 20, 2027 to April 1, 2026; (3) increase the interest rate applicable to the Series A Notes from 4.49% per annum to 8.00% per annum; (4) increase the interest rate applicable to the Series B Notes from 4.76% per annum to 8.00% per annum; (5) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, the per annum interest rates applicable to the Series A Note and the Series B Notes will permanently increase by 1.00% from 8.00% per annum to 9.00% per annum; (6) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by the Company; (7) require that, within 90 days of the February 21, 2024 effective date of the NPA First Amendment, certain of the Company’s subsidiaries guarantee the Senior Notes; (8) require that, within 90 days of the February 21, 2024 effective date of the NPA First Amendment, the Company pledge its equity interests in certain of the Company’s subsidiaries as collateral for the Senior Notes; and (9) conform all financial covenants and negative covenants in the Note Purchase Agreement with the BofA Credit Agreement and the BMO Credit Agreement. On February 21, 2024, as part of the NPA First Amendment, the Company repaid an approximately $29.2 million portion of the Series A Notes so that approximately $86.8 million of the Series A Notes remains outstanding. In addition, on February 21, 2024, as part of the NPA First Amendment, the Company repaid an approximately $21.2 million portion of the Series B Notes so that approximately $62.8 million of the Series B Notes remains outstanding.

Schedule II

Franklin Street Properties Corp.

Valuation and qualifying accounts:

		Additions
		(Decreases)
	Balance at	charged to		Balance
(in thousands)	beginning	costs and		at end
Classification	of year	expenses	Deductions	of year

Allowance for doubtful accounts
2021	$505	157	(129)	533
2022	533	(38)	(478)	17
2023	17	(9)	—	8

Allowance for credit losses
2021	$—	—	—	—
2022	—	4,237	—	4,237
2023	4,237	(4,237)	—	—

SCHEDULE III

FRANKLIN STREET PROPERTIES CORP.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2023

		Initial Cost			Historical Cost
				Costs
				Capitalized		Buildings			Total Costs,
(in thousands)			Buildings	(Disposals)		Improvements			Net of	Depreciable				Date of
	Encumbrances		Improvements	Subsequent to		and		Accumulated	Accumulated	Life			Year	Acquisition
Description	(1)	Land	and Equipment	Acquisition	Land	Equipment	Total (2)	Depreciation	Depreciation	Years			Built	(3)

	(in thousands)
Commercial Properties:
Park Ten, Houston, TX	—	1,061	21,303	8,100	565	29,899	30,464	15,649	14,815	5	-	39	1999	2002
Addison, Addison, TX	—	4,325	48,040	13,860	4,325	61,900	66,225	30,173	36,052	5	-	39	1999	2002
Greenwood, Englewood, CO	—	3,100	30,201	11,584	3,100	41,785	44,885	20,108	24,777	5	-	39	2000	2005
Innsbrook, Glenn Allen, VA	—	5,000	40,216	14,199	5,000	54,415	59,415	21,809	37,606	5	-	39	1999	2003
Eldridge Green, Houston, TX	—	3,900	43,791	12,400	3,900	56,191	60,091	23,906	36,185	5	-	39	1999	2004
Liberty Plaza, Addison, TX	—	4,374	21,146	11,991	4,279	33,232	37,511	15,314	22,197	5	-	39	1985	2006
Park Ten II, Houston, TX	—	1,300	31,712	7,258	1,300	38,970	40,270	16,870	23,400	5	-	39	2006	2006
121 South Eight Street, Minneapolis, MN	—	4,444	15,214	30,378	4,444	45,592	50,036	16,769	33,267	5	-	39	1974	2010
801 Marquette Ave South, Minneapolis, MN	—	4,184	—	28,280	4,184	28,280	32,464	7,216	25,248	5	-	39	1923	2010
Legacy Tennyson Center, Plano, TX	—	3,067	22,064	6,166	3,067	28,230	31,297	9,713	21,584	5	-	39	2008	2011
Westchase I & II, Houston, TX	—	8,491	121,508	24,026	8,491	145,534	154,025	42,809	111,216	5	-	39	2008	2012
1999 Broadway, Denver CO	—	16,334	137,726	43,291	16,334	181,017	197,351	52,482	144,869	5	-	39	1986	2013
1001 17th Street, Denver, CO	—	17,413	165,058	37,227	17,413	202,285	219,698	53,627	166,071	5	-	39	2006	2013
Plaza Seven, Minneapolis, MN	—	6,604	54,240	14,025	6,604	68,265	74,869	16,243	58,626	5	-	39	1987	2016
600 17th Street, Denver, CO	—	20,876	99,941	18,060	20,876	118,001	138,877	23,320	115,557	5	-	39	1982	2016
Monument Circle, Indianapolis, IN		6,416	13,279	—	6,416	13,279	19,695	341	19,354	5	-	39	1992	2023
Balance — Real Estate	—	$110,889	$865,439	$280,845	$110,298	$1,146,875	$1,257,173	$366,349	$890,824
(1)	There are no encumbrances on the above properties.
(2)	The aggregate cost for Federal Income Tax purposes is $1,401,985.
(3)	Original date of acquisition by Sponsored Entity.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,
(in thousands)	2023	2022	2021
Real estate investments, at cost:
Balance, beginning of year	$1,526,665	$1,615,457	$2,140,733
Acquisitions	19,695	—	—
Improvements	29,194	60,132	60,910
Assets held for sale	(118,644)	—	—
Dispositions	(199,737)	(148,924)	(586,186)
Balance, end of year - Real Estate	$1,257,173	$1,526,665	$1,615,457

Accumulated depreciation:
Balance, beginning of year	$423,417	$424,487	$538,717
Depreciation	45,558	52,208	60,080
Assets held for sale	(35,399)	—	—
Dispositions	(67,227)	(53,278)	(174,310)
Balance, end of year - Accumulated Depreciation	$366,349	$423,417	$424,487