Form 10-Q
period 2024-06-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2024-07-30
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024.

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

The number of shares of common stock outstanding as of July 25, 2024, was 103,566,715.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
June 30, 2024

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share and par value amounts)	2024	2023
Assets:
Real estate assets:
Land (amounts related to variable interest entities ("VIEs") of $6,416 and $6,416 at June 30, 2024 and December 31, 2023, respectively)	$105,298	$110,298
Buildings and improvements (amounts related to VIEs of $13,279 and $13,279 at June 30, 2024 and December 31, 2023, respectively)	1,086,300	1,133,971
Fixtures and equipment	10,436	12,904
	1,202,034	1,257,173
Less accumulated depreciation (amounts related to VIEs of $511 and $341 at June 30, 2024 and December 31, 2023, respectively)	361,278	366,349
Real estate assets, net (amounts related to VIEs of $19,184 and $19,354 at June 30, 2024 and December 31, 2023, respectively)	840,756	890,824
Acquired real estate leases, less accumulated amortization of $20,505 and $20,413, respectively (amounts related to VIEs of $67 and $305, less accumulated amortization of $26 and $222 at June 30, 2024 and December 31, 2023, respectively)	5,306	6,694
Assets held for sale	67,823	73,318
Cash, cash equivalents and restricted cash (amounts related to VIEs of $1,745 and $2,167 at June 30, 2024 and December 31, 2023, respectively)	31,495	127,880
Tenant rent receivables	2,349	2,191
Straight-line rent receivable	38,901	40,397
Prepaid expenses and other assets	4,064	4,239
Office computers and furniture, net of accumulated depreciation of $1,051 and $1,020, respectively	92	123
Deferred leasing commissions, net of accumulated amortization of $14,584 and $16,008, respectively	21,741	23,664
Total assets	$1,012,527	$1,169,330

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$—	$90,000
Term loans payable, less unamortized financing costs of $3,766 and $293, respectively	149,604	114,707
Series A & Series B Senior Notes, less unamortized financing costs of $2,019 and $329, respectively	147,611	199,670
Accounts payable and accrued expenses (amounts related to VIEs of $540 and $590 at June 30, 2024 and December 31, 2023, respectively)	23,765	41,879
Accrued compensation	2,300	3,644
Tenant security deposits	6,248	6,204
Lease liability	859	334
Acquired unfavorable real estate leases, less accumulated amortization of $419 and $396, respectively	63	87
Total liabilities	330,450	456,525

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 103,566,715 and 103,430,353 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,335,361	1,335,091
Accumulated other comprehensive income	—	355
Accumulated distributions in excess of accumulated earnings	(653,294)	(622,651)
Total stockholders’ equity	682,077	712,805
Total liabilities and stockholders’ equity	$1,012,527	$1,169,330

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023

Revenues:
Rental	$30,818	$36,257	$62,043	$74,024
Other	12	9	12	9
Total revenues	30,830	36,266	62,055	74,033
Expenses:
Real estate operating expenses	11,027	12,140	22,046	24,830
Real estate taxes and insurance	5,727	7,169	11,663	14,142
Depreciation and amortization	11,482	14,645	23,107	29,372
General and administrative	3,635	3,767	7,794	7,584
Interest	7,082	6,084	13,928	11,890
Total expenses	38,953	43,805	78,538	87,818

Loss on extinguishment of debt	—	—	(137)	(67)
Gain on consolidation of Sponsored REIT	—	—	—	394
Gain (loss) on sale of properties and impairment of assets held for sale, net	(13,200)	(806)	(13,205)	7,586
Interest income	348	—	1,356	—
Loss before taxes	(20,975)	(8,345)	(28,469)	(5,872)
Tax expense	48	75	106	142

Net loss	$(21,023)	$(8,420)	$(28,575)	$(6,014)

Weighted average number of shares outstanding, basic and diluted	103,477	103,330	103,454	103,283

Net loss per share, basic and diluted	$(0.20)	$(0.08)	$(0.28)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023

Net loss	$(21,023)	$(8,420)	$(28,575)	$(6,014)

Other comprehensive income (loss):
Unrealized gain on derivative financial instruments	—	—	—	177
Reclassification from accumulated other comprehensive income into interest expense	—	(1,064)	(355)	(2,055)

Total other comprehensive loss	—	(1,064)	(355)	(1,878)

Comprehensive loss	$(21,023)	$(9,484)	$(28,930)	$(7,892)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands, except per share amounts)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2022	103,236	$10	$1,334,776	$4,358	$(570,408)	$768,736
Comprehensive income (loss)	—	—	—	(814)	2,406	1,592
Distributions $0.01 per share of common stock	—	—	—	—	(1,033)	(1,033)
Balance, March 31, 2023	103,236	$10	$1,334,776	$3,544	$(569,035)	$769,295
Comprehensive loss	—	—	—	(1,064)	(8,420)	(9,484)
Equity-based compensation	194	—	315	—	—	315
Distributions $0.09 per share of common stock	—	—	—	—	(1,032)	(1,032)
Balance, June 30, 2023	103,430	$10	$1,335,091	$2,480	$(578,487)	$759,094

Balance, December 31, 2023	103,430	$10	$1,335,091	$355	$(622,651)	$712,805
Comprehensive loss	—	—	—	(355)	(7,552)	(7,907)
Distributions $0.01 per share of common stock	—	—	—	—	(1,034)	(1,034)
Balance, March 31, 2024	103,430	$10	$1,335,091	$—	$(631,237)	$703,864
Comprehensive loss	—	—	—	—	(21,023)	(21,023)
Equity-based compensation	137	—	270	—	—	270
Distributions $0.01 per share of common stock	—	—	—	—	(1,034)	(1,034)
Balance, June 30, 2024	103,567	$10	$1,335,361	$—	$(653,294)	$682,077

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(28,575)	$(6,014)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	24,604	30,634
Amortization of above and below market leases	(11)	(30)
Shares issued as compensation	270	315
Amortization of other comprehensive income into interest expense	(355)	(1,726)
Loss on extinguishment of debt	137	67
Gain on consolidation of Sponsored REIT	—	(394)
(Gain) loss on sale of properties and impairment of assets held for sale, net	13,205	(7,586)
Changes in operating assets and liabilities:
Tenant rent receivables	(158)	263
Straight-line rents	464	322
Lease acquisition costs	(292)	(824)
Prepaid expenses and other assets	(420)	(267)
Accounts payable and accrued expenses	(12,557)	(8,747)
Accrued compensation	(1,344)	(1,358)
Tenant security deposits	44	(44)
Payment of deferred leasing commissions	(2,748)	(4,137)
Net cash provided by (used in) operating activities	(7,736)	474
Cash flows from investing activities:
Property improvements, fixtures and equipment	(13,247)	(18,369)
Consolidation of Sponsored REIT	—	3,048
Proceeds received from sales of properties	34,326	28,098
Net cash provided by investing activities	21,079	12,777
Cash flows from financing activities:
Distributions to stockholders	(2,068)	(2,065)
Proceeds received from termination of interest rate swap	—	4,206
Borrowings under Bank note payable	—	62,000
Repayments of Bank note payable	(22,667)	(35,000)
Repayments of Term loans payable	(28,963)	(40,000)
Repayments of Series A&B Senior Notes	(50,370)	—
Deferred financing costs	(5,660)	(2,327)
Net cash used in financing activities	(109,728)	(13,186)
Net increase (decrease) in cash, cash equivalents and restricted cash	(96,385)	65
Cash, cash equivalents and restricted cash, beginning of year	127,880	6,632
Cash, cash equivalents and restricted cash, end of period	$31,495	$6,697

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$12,847	$12,345
Taxes	$372	$337
Non-cash investing activities:
Accrued costs for purchases of real estate assets	$1,992	$4,643
Investment in related party mortgage loan receivable converted to real estate assets and acquired real estate leases in conjunction with variable interest entity consolidation	$—	$20,000

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

As of June 30, 2024, the Company owned and operated a portfolio of real estate consisting of 16 operating properties, and the Sponsored REIT, which was consolidated effective January 1, 2023. The Company may pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, for geographic, property specific reasons or for other general corporate purposes.

Properties

The following table summarizes the Company’s number of owned and consolidated properties and rentable square feet of real estate.

	As of June 30,
	2024	2023
Owned and Consolidated Properties:
Number of properties (1)	17	21
Rentable square feet	5,478,176	6,270,658

(1) Includes two properties and one property that were classified as assets held for sale as of June 30, 2024 and June 30, 2023, respectively.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other period.

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

	June 30,	June 30,
(in thousands)	2024	2023
Cash and cash equivalents (1)	$30,245	$5,947
Restricted cash	1,250	750
Total cash, cash equivalents and restricted cash	$31,495	$6,697

(1) Includes $1,745 and $2,604 at June 30, 2024 and 2023, respectively, pertaining to Monument Circle, which the Company is unable to utilize for its own operational purposes.

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

2.  Related Party Transactions and Investments in Non-Consolidated Entities

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancellable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $0 and $0 for the six months ended June 30, 2024 and 2023, respectively.

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

The Company recognized no interest income and fees from the Sponsored REIT Loan for the six months ended June 30, 2024 and 2023, respectively.

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

The Company recorded a $4.2 million decrease in its provision for credit losses during the three months ended March 31, 2023. The change in the allowance for credit losses during the three months ended March 31, 2023 was due to the consolidation of Monument Circle. There were no adjustments during the six months ended June 30, 2024. The following table presents a roll-forward of the Company’s allowance for credit losses.

	For the Six Months Ended June 30,
(In thousands)	2024	2023

Beginning allowance for credit losses	$—	$(4,237)
Additional increases to the allowance for credit losses	—	—
Reductions to the allowance for credit losses	—	4,237
Ending allowance for credit losses	$—	$—

3.  Bank Note Payable, Term Loans Payable and Senior Notes

BMO Term Loan

As of June 30, 2024, the Company has a term loan borrowing in the aggregate principal amount of approximately $86.0 million (the “BMO Term Loan”) with Bank of Montreal, as administrative agent, and the other lending institutions party thereto, that matures on April 1, 2026. On February 21, 2024, the Company amended the BMO Term Loan by entering into a Second Amendment to Second Amended and Restated Credit Agreement with Bank of Montreal and the other lending institutions party thereto (the “BMO Second Amendment”). The BMO Second Amendment amended the Second Amended and Restated Credit Agreement dated September 27, 2018 (the “Original BMO Credit Agreement”), as amended by the First Amendment to Second Amended and Restated Credit Agreement dated February 10, 2023 (the “BMO First Amendment”), to, among other things: (1) extend the maturity date from October 1, 2024 to April 1, 2026; (2) change the interest rate from either 300 basis points over SOFR or 200 basis points over the base rate to either 300 basis points over SOFR with a floor on SOFR of 500 basis points or 200 basis points over the base rate with a floor on the base rate of 600 basis points; (3) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, BofA Term Loan (defined below) and the Senior Notes (defined below) exceeds $200 million, the spread over SOFR or the base rate, as applicable, will permanently increase by 100 basis points from 300 basis points to 400 basis points in the case of SOFR, and from 200 basis points to 300 basis points in the case of the base rate; (4) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by the Company; (5) require that, within 90 days of the February 21, 2024 effective date of the BMO Second Amendment, certain of the Company’s subsidiaries guarantee the BMO Term Loan; (6) require that, within 90 days of the February 21, 2024 effective date of the BMO Second Amendment, the Company pledge its equity interests in certain of the Company’s subsidiaries as collateral for the BMO Term Loan; (7) reduce the Company’s minimum fixed charge coverage ratio from 1.50x to 1.25x; and (8) reduce the Company’s minimum unsecured interest coverage ratio from 1.75x to 1.25x. The Original BMO Credit Agreement, as amended by the BMO First Amendment and the BMO Second Amendment, is referred to as the BMO Credit Agreement.

On February 21, 2024, as part of the BMO Second Amendment, the Company repaid an approximately $29.0 million portion of the BMO Term Loan.

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

As of June 30, 2024, the interest rate on the BMO Term Loan was 8.45% per annum. The weighted average variable interest rate on all amounts outstanding under the BMO Term Loan was 8.45% for the six months ended June 30, 2024. As of December 31, 2023, the interest rate on the BMO Term Loan was 8.47% per annum. The weighted average variable interest rate on all amounts outstanding under the BMO Term Loan from February 8, 2023, which is when the Company terminated its outstanding interest rate swaps applicable to the BMO Term Loan as described below, through December 31, 2023, was approximately 8.11% per annum.

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

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, use of net cash proceeds from the disposition of property, assets and equity issuances, mandatory prepayments, the requirement to have certain subsidiaries provide guarantees, the requirement to pledge our equity interests in certain subsidiaries as collateral, changes in business, certain restricted payments, repurchases and redemptions of the Company’s common stock, going concern qualifications to the Company’s financial statements, and transactions with affiliates. In addition, the BMO Credit Agreement also restricts the Company’s ability to make quarterly dividend distributions that exceed $0.01 per share of the Company’s common stock; provided, however, that notwithstanding such restriction, the Company is permitted to make dividend distributions based on the Company’s good faith estimate of projected or estimated taxable income or otherwise as necessary to retain the Company’s status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which the Company would otherwise be subject. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The Company was in compliance with the BMO Term Loan financial covenants as of June 30, 2024.

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

BofA Term Loan

As of June 30, 2024, the Company has a term loan borrowing in the aggregate principal amount of approximately $67.3 million (the “BofA Term Loan”) with Bank of America, N.A. as administrative agent, and other lending institutions party thereto that matures on April 1, 2026. Prior to February 21, 2024, we referred to the BofA Term Loan as the BofA Revolver. On February 21, 2024, the Company amended the BofA Term Loan by entering into a Second Amendment to Credit Agreement with the lending institutions party thereto (the “BofA Second Amendment”). The BofA Second Amendment amended the Credit Agreement dated January 10, 2022 (the Original BofA Credit Agreement, as amended by the First Amendment to Credit Agreement dated February 10, 2023 (the “BofA First Amendment”) to, among other things: (1) extend the maturity date from October 1, 2024 to April 1, 2026; (2) convert borrowings from being either revolving loans or letters of credit to a term loan; (3) change the interest rate from 300 basis points over SOFR to 300 basis points over SOFR with a floor on SOFR of 500 basis points; (4) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, the spread over SOFR will permanently increase by 100 basis points from 300 basis points to 400 basis points; (5) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by the Company; (6) require that, within 90 days of the February 21, 2024 effective date of the BofA Second Amendment, certain of the Company’s subsidiaries guarantee the

BofA Term Loan; (7) require that, within 90 days of the February 21, 2024 effective date of the BofA Second Amendment, the Company pledge its equity interests in certain of the Company’s subsidiaries as collateral for the BofA Term Loan; (8) reduce the Company’s minimum fixed charge coverage ratio from 1.50x to 1.25x; and (9) reduce the Company’s minimum unsecured interest coverage ratio from 1.75x to 1.25x. The Original BofA Credit Agreement, as amended by the BofA First Amendment and the BofA Second Amendment, is referred to as the BofA Credit Agreement.

On February 21, 2024, as part of the BofA Second Amendment, the Company repaid an approximately $22.7 million portion of the BofA Revolver.

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

As of June 30, 2024, the interest rate on the BofA Term Loan was 8.45% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Term Loan was 8.44% for the six months ended June 30, 2024. As of December 31, 2023, the interest rate on the BofA Revolver was 8.47% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Revolver through December 31, 2023 was approximately 8.05% per annum.

The BofA Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, use of net cash proceeds from the disposition of property, assets and equity issuances, mandatory prepayments, the requirement to have certain subsidiaries provide guarantees, the requirement to pledge the Company’s equity interests in certain subsidiaries as collateral, changes in business, certain restricted payments, repurchases and redemptions of the Company’s common stock, going concern qualifications to the Company’s financial statements, and transactions with affiliates. In addition, the BofA Credit Agreement also restricts the Company’s ability to make quarterly dividend distributions that exceed $0.01 per share of the Company’s common stock; provided, however, that notwithstanding such restriction, the Company is permitted to make dividend distributions based on the Company’s good faith estimate of projected or estimated taxable income or otherwise as necessary to retain the Company’s status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which the Company would otherwise be subject. The BofA Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The Company was in compliance with the BofA Term Loan financial covenants as of June 30, 2024.

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

Senior Notes

As of June 30, 2024, the Company has senior notes in the aggregate principal amount of approximately $149.6 million (the “Senior Notes”) that mature on April 1, 2026. The Senior Notes consist of (i) Series A Senior Notes due April 1, 2026 in an aggregate principal amount of approximately $86.8 million (the “Series A Notes”) and (ii) Series B Senior Notes due April 1,

2026 in the aggregate principal amount of approximately $62.8 million (the “Series B Notes”). On February 21, 2024, the Company amended the terms of the Senior Notes by entering into a First Amendment to Note Purchase Agreement (the “NPA First Amendment”) with the purchasers party thereto. The NPA First Amendment amended the Note Purchase Agreement dated October 24, 2017 (the “Original Note Purchase Agreement”) to, among other things: (1) extend the maturity date of the Series A Notes from December 20, 2024 to April 1, 2026; (2) shorten the maturity date of the Series B Notes from December 20, 2027 to April 1, 2026; (3) increase the interest rate applicable to the Series A Notes from 4.49% per annum to 8.00% per annum; (4) increase the interest rate applicable to the Series B Notes from 4.76% per annum to 8.00% per annum; (5) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, the per annum interest rates applicable to the Series A Note and the Series B Notes will permanently increase by 1.00% from 8.00% per annum to 9.00% per annum; (6) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by the Company; (7) require that, within 90 days of the February 21, 2024 effective date of the NPA First Amendment, certain of the Company’s subsidiaries guarantee the Senior Notes; (8) require that, within 90 days of the February 21, 2024 effective date of the NPA First Amendment, the Company pledge its equity interests in certain of the Company’s subsidiaries as collateral for the Senior Notes; and (9) conform all financial covenants and negative covenants in the Note Purchase Agreement with the BofA Credit Agreement and the BMO Credit Agreement. The Original Note Purchase Agreement, as amended by the NPA First Amendment, is referred to as the Note Purchase Agreement.

On February 21, 2024, as part of the NPA First Amendment, the Company repaid an approximately $29.2 million portion of the Series A Notes. As of June 30, 2024, approximately $86.8 million aggregate principal amount of the Series A Notes remained outstanding. In addition, on February 21, 2024, as part of the NPA First Amendment, the Company repaid an approximately $21.2 million portion of the Series B Notes. As of June 30, 2024, approximately $62.8 million aggregate principal amount of the Series B Notes remained outstanding.

As of June 30, 2024, the interest rate on the Series A Notes was 8.00% per annum and the interest rate on the Series B Notes was 8.00% per annum. As of December 31, 2023, the interest rate on the Series A Notes was 4.49% per annum and the interest rate on the Series B Notes was 4.76% per annum.

The Note Purchase Agreement contains customary affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, use of net cash proceeds from the disposition of property, assets and equity issuances, mandatory prepayments, the requirement to have certain subsidiaries provide guarantees, the requirement to pledge the Company’s equity interests in certain subsidiaries as collateral, changes in business, certain restricted payments, repurchases and redemptions of the Company’s common stock, going concern qualifications to the Company’s financial statements, transactions with affiliates, certain restrictions on severance, retention and similar arrangements applicable to the Company’s executive officers, and real estate investment trust compliance requirements. In addition, the Note Purchase Agreement also restricts the Company’s ability to make quarterly dividend distributions that exceed $0.01 per share of the Company’s common stock; provided, however, that notwithstanding such restriction, the Company is permitted to make dividend distributions based on the Company’s good faith estimate of projected or estimated taxable income or otherwise as necessary to retain the Company’s status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which the Company would otherwise be subject. The Note Purchase Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The Company was in compliance with the Note Purchase Agreement financial covenants as of June 30, 2024.

The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the purchasers may, among other remedies, accelerate the payment of all obligations.

4.  Financial Instruments: Derivatives and Hedging

On February 20, 2019, the Company entered into interest rate swap transactions that fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan (the “2019 BMO Interest Rate Swap”). The variable rates that were fixed under the 2019 BMO Interest Rate Swap is described in Note 3. On February 8, 2023, the Company terminated the 2019 BMO Interest Rate Swap applicable to the BMO Term Loan and, on February 10, 2023, the Company received an aggregate of approximately $4.3 million as a result of such terminations, of which approximately $0.1 million related to interest receivable. As of June 30, 2024, there were no derivative instruments.

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

The following table summarizes the notional and fair value of the Company’s derivative financial instrument at December 31, 2023 and June 30, 2024. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Strike	Effective	Expiration	Fair Value (1) at
(in thousands)	Value	Rate	Date	Date	June 30, 2024	December 31, 2023
2019 BMO Interest Rate Swap	$165,000	2.39%	Aug-20	Jan-24	$—	$—
(1) Classified within Level 2 of the fair value hierarchy.

The 2019 BMO Interest Rate Swap was reported as an asset with a fair value of approximately $4.4 million at December 31, 2022. The balance was included in other assets: derivative asset in the consolidated balance sheet at December 31, 2022.

The gain (loss) on the Company’s 2019 BMO Interest Rate Swap was recorded in other comprehensive income (loss) (OCI), and the accompanying consolidated statements of operations as a component of interest expense for the six months ended June 30, 2024 and 2023, was as follows:

(in thousands)	Six Months Ended June 30,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2024	2023

Amounts of gain recognized in OCI	$—	$177
Amounts of previously recorded gain (loss) reclassified from OCI into Interest Expense	$355	$2,055

Total amount of Interest Expense presented in the consolidated statements of operations	$13,928	$11,890

Over time, the realized gains in accumulated other comprehensive income were reclassified into earnings as a decrease to interest expense in the same periods in which the hedged interest payments affected earnings.

The Company hedged the exposure to variability in anticipated future interest payments on existing debt.

5.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of Company shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at each of June 30, 2024 and 2023.

6.  Stockholders’ Equity

As of June 30, 2024, the Company had 103,566,715 shares of common stock outstanding. The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends

2024:
First quarter of 2024	$0.01	$1,034
Second quarter of 2024	$0.01	$1,034

2023:
First quarter of 2023	$0.01	$1,033
Second quarter of 2023	$0.01	$1,032

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

On May 31, 2024 and May 18, 2023, the Company granted shares under the Plan to non-employee directors with the compensation cost related to such grants indicated in the table below, which was recognized during the three months ended June 30, 2024 and year ended December 31, 2023, respectively, and is included in general and administrative expenses for such periods. Such shares were fully vested on the date of issuance.

	Shares Available	Compensation
	for Grant	Cost

Balance December 31, 2022	1,696,687	1,406,250
Shares granted 2023	(194,439)	314,991
Balance December 31, 2023	1,502,248	1,721,241
Shares granted 2024	(136,362)	269,997
Balance June 30, 2024	1,365,886	$1,991,238

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

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Company’s prior sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. Approximately $0.7 million of NOLs expired in 2023 and approximately $0.1 million of NOLs expired in 2021. The Company used approximately $11.1 million of NOLs in 2021 to offset federal net taxable capital gains resulting from the sale of properties in 2021, therefore approximately $11.1 million of valuation allowances were reversed in 2021. A valuation allowance is provided for the full amount of the gross NOLs available as the realization of any tax benefits remaining from such NOLs is not assured. The gross amount of NOLs available to the Company was approximately $29.7 million and $29.7 million as of June 30, 2024 and December 31, 2023, respectively.

Income Tax Expense

The Company is subject to a business tax known as the Revised Texas Franchise Tax. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax. The Company recorded a provision for the Revised Texas Franchise Tax of $106,000 and $142,000 for the six months ended June 30, 2024 and 2023, respectively.

The income tax expense reflected in the consolidated statements of operations relates primarily to a franchise tax on the Company’s Texas properties.

	For the Six Months Ended June 30,
(Dollars in thousands)	2024	2023

Revised Texas Franchise Tax	$106	$142
Other Taxes	—	—
Tax expense	$106	$142

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

For the six months ended June 30, 2024 and 2023, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:
	For the Six Months Ended June 30,
(in thousands)	2024	2023
Income from leases (1)	$62,495	$74,316
	$62,495	$74,316

(1) Includes amounts recognized from variable lease payments of $17,462 and $21,382 for the six months ended June 30, 2024 and 2023, respectively.

9. Disposition of Properties and Assets Held for Sale

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

The property was expected to sell for a sales price of $40.0 million at a loss of approximately $20.5 million, which was recorded as an impairment as of September 30, 2023, however on November 15, 2023, the Company received notice from the buyer indicating that the buyer was terminating the transaction and directing the deposit and interest be disbursed to the Company. At June 30, 2024 and December 31, 2023, the office property remained classified on the consolidated balance sheet as an asset held for sale in the amount of $39.2 million and $39.0 million, respectively, and was comprised of $52.4 million and $52.2 million of real estate assets, net of accumulated depreciation, respectively, $4.4 million of straight-line rents receivable, and $2.9 million of deferred leasing commissions, net of accumulated amortization. The Company expects the property to be sold within the next twelve months.

During the three months ended June 30, 2024, the Company entered into an agreement to sell a property in Glen Allen, Virginia for a gross sales price of approximately $31.0 million and an expected loss of $13.2 million. The Company reclassified $28.6 million of its office property as an asset held for sale as of June 30, 2024, which is comprised of $38.0 million of real estate assets, net of accumulated depreciation, $1.4 million of straight-line rents receivable, and $2.4 million of deferred leasing commissions, net of accumulated amortization. The Company recorded the property at the fair value less cost to sell, which was less than the carrying value and resulted in an impairment of $13.2 million in the three months ended June 30, 2024. The reclassification is a non-cash investing activity on the statement of cash flows. The Company estimated the fair value of the property, less estimated costs to sell, using the offers to purchase the property made by third parties (Level 3 inputs, as there is no active market). The Company closed on the sale of the property on July 8, 2024.

The Company reports the results of operations of its properties that have been disposed of or classified as held for sale in its consolidated statements of operations, which includes rental income, rental operating expenses, real estate taxes and insurance and depreciation and amortization.

10.  Subsequent Events

On July 5, 2024, the Board of Directors of the Company declared a cash distribution of $0.01 per share of common stock payable on August 8, 2024, to stockholders of record on July 19, 2024.

On July 8, 2024, the Company sold a property located in Glen Allen. Virginia for a gross selling price of $31.0 million at a loss of approximately $13.2 million, which had been recorded as an impairment as of June 30, 2024. On July 10, 2024, the Company used proceeds of $25.3 million, or 90% of the net proceeds from the disposition, to repay outstanding indebtedness.

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

Overview

FSP Corp., or we or the Company, operates in a single reportable segment: real estate operations. The real estate operations market involves real estate rental operations, leasing, secured financing of real estate and services provided for asset management, property management, property acquisitions, dispositions and development. Our current strategy is to focus on infill and central business district office properties in the United States sunbelt and mountain west regions as well as select opportunistic markets. We believe that the United States sunbelt and mountain west regions have macro-economic drivers that have the potential to increase occupancies and rents. We are focused on long-term growth and appreciation, as well as current income.

As of June 30, 2024, approximately 4.8 million square feet, or approximately 87.7% of our total owned and consolidated portfolio, was located in Dallas, Denver, Houston and Minneapolis.

The main factor that affects our real estate operations is the broad economic market conditions in the United States. These market conditions affect the occupancy levels and the rent levels on both a national and local level. We have no influence on broader economic market conditions. In the future, we may look to acquire and/or develop quality properties in good locations in order to lessen the impact of downturns in the market and to take advantage of upturns when they occur.

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

For the six months ended June 30, 2024 and the year ended December 31, 2023, our disposition strategy resulted in aggregate gross sale proceeds of $35.0 million and $154.5 million, respectively. On July 8, 2024, we sold a property located in Glen Allen, Virginia for a gross selling price of $31.0 million.

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

As more fully described in Note 3 “Bank Note Payable, Term Loans Payable and Senior Notes” in the Notes to Consolidated Financial Statements included in this report and in “Liquidity and Capital Resources” below, on February 21, 2024, we entered into amendments to each of the BofA Term Loan, BMO Term Loan, Series A Notes and Series B Notes (each as defined in Note 3 in the Notes to Consolidated Financial Statements included in this report) to extend the maturity dates of each facility and modify the interest rate payable under each facility and in connection with such amendments, repaid an aggregate of $102 million principal amount of debt. On July 10, 2024, we used proceeds from the sale of a property in Glen Allen, Virginia to repay an aggregate of approximately $25.3 million of principal amount of debt.

The credit rating for our senior unsecured debt was downgraded by Moody’s Investor Service from Ba1 to Ba3 on April 12, 2023, and from Ba3 to B3 on June 14, 2023, which continues to be the rating as of June 30, 2024. As of February 21, 2024, the interest rate applicable to borrowings under the Senior Notes are no longer based on the rating of our debt.

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

Economic Conditions

Although recent indicators suggest that economic activity has expanded at a modest pace, the global economy continues to experience significant disruptions as a result of various factors, including geopolitical events such as the ongoing wars between Russia and Ukraine and between Israel and Hamas, a U.S. designated Foreign Terrorist Organization, in the Gaza Strip and ongoing conflicts in various other parts of the Middle East, increasing tensions with China and Iran, the long-term impact of the COVID-19 pandemic and continuing supply chain difficulties. In addition, various economic factors, including but not limited to, inflation and interest rates, are contributing to recessionary concerns for the economy of the United States. Economic conditions directly affect the demand for office space, our primary income producing asset. In addition, the broad economic market conditions in the United States are typically affected by numerous other factors, including but not limited to, employment levels, energy prices, uncertainty about government fiscal, monetary, trade and tax policies, changes in currency exchange rates, the regulatory environment and the availability of credit. During 2023, the Federal Reserve raised the federal funds rate target several times, most recently increasing it by 25 basis points on July 26, 2023, to a range of 5.25%

to 5.50%. If interest rates continue to increase, then the interest costs on our unhedged variable rate debt would be adversely affected, which could in turn adversely affect our cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to stockholders. As of June 30, 2024, approximately 50.6% of our total debt constituted unhedged variable rate debt. Increasing interest rates could also decrease the amount third parties are willing to pay for our assets and limit our ability to incur new debt or refinance existing debt when it matures. As of the date of this report, the impact of current economic conditions and geopolitical events and the long-term impact of the COVID-19 pandemic are adversely affecting the demand for office space in the United States.

Real Estate Operations

As of June 30, 2024, our real estate portfolio was comprised of 16 owned properties, which we refer to as our owned properties, and a non-controlling common stock interest in the corporation that is the sole member of FSP Monument Circle LLC, which corporation was organized to operate as a real estate investment trust, which we refer to as the Sponsored REIT. The Sponsored REIT, which we also refer to as Monument Circle, was consolidated effective January 1, 2023. We refer to these 17 properties as our owned and consolidated properties. Our owned properties were approximately 72.3% leased as of June 30, 2024, a decrease from 74.0% leased as of December 31, 2023. The 1.7% decrease in leased space was primarily a result of lease maturities that occurred during the six months ended June 30, 2024, and the impact on leased percentage from the disposition of one property on January 26, 2024. These decreases were partially offset by new leasing during the six months ended June 30, 2024. As of June 30, 2024, we had approximately 1,456,000 square feet of vacancy in our owned properties compared to approximately 1,445,000 square feet of vacancy at December 31, 2023. During the six months ended June 30, 2024, we leased approximately 272,000 square feet of office space in our owned properties, of which approximately 180,000 square feet were with existing tenants, at a weighted average term of 6.1 years. On average, tenant improvements for such leases were $28.18 per square foot, lease commissions were $8.57 per square foot and rent concessions were approximately four months of free rent. Average GAAP base rents under such leases were $28.10 per square foot, or 12.0% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2023.

Our owned and consolidated properties were approximately 69.7% and 73.3% leased, as of June 30, 2024 and June 30, 2023, respectively.

As of June 30, 2024, leases for approximately 3.1% and 8.7% of the square footage in our owned and consolidated properties are scheduled to expire during 2024 and 2025, respectively. As the third quarter of 2024 begins, we believe that our operating properties are stabilized, with a balanced lease expiration schedule, and existing vacancy is being actively marketed to numerous potential tenants. While leasing activity at our properties has continued, we believe that the impact of geopolitical events, current economic conditions and the long-term impact of the COVID-19 pandemic may limit or delay new tenant leasing during at least the third quarter of 2024 and potentially in future periods.

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

Dispositions of Properties and Assets Held for Sale

During 2023, we sold an office property located in Elk Grove, Illinois on March 10, 2023, for a sales price of $29.1 million, at a gain of approximately $8.4 million. During the three months ended June 30, 2023, we entered into an agreement to sell a property in Charlotte, North Carolina at an expected loss of $0.8 million, which was recorded as an impairment, and we classified the property as an asset held for sale as of June 30, 2023. The property was sold on August 9, 2023, for a sales price of $9.2 million, at a loss of $0.8 million, which had been our expected loss. During the three months ended September 30, 2023, we recorded a gain on sale of $53,000 as a result of conveying approximately 7,826 square feet of land at our Addison, Texas property to the Town of Addison as part of a road revitalization project. In addition, during the three months ended September 30, 2023, we executed purchase and sale agreements with four different unrelated purchasers for the potential sale of four properties. Three of these potential dispositions were classified as assets held for sale as of September 30, 2023. On October 26, 2023, we completed the sale of one of the assets held for sale as of September 30, 2023, an office building located in Plano, Texas for a sales price of $48.0 million at a gain of approximately $10.6 million. On December 6, 2023, we sold another of the assets held for sale, an office property located in Miami, Florida for a sales price of $68.0 million at a loss of approximately $18.9 million. The one remaining asset held for sale was expected to sell for a sales price of $40.0 million at a loss of approximately $20.5 million, which was recorded as an impairment as of September 30, 2023; however on November 15, 2023, we received notice from the buyer indicating that the buyer was terminating the transaction and directing the deposit and interest be disbursed to us. During the three months ended December 31, 2023, we executed a purchase and sale agreement to sell a property located in Richardson, Texas for $35 million at an expected loss of approximately $2.1 million, which had been recorded as an impairment as of December 31, 2023.

On January 26, 2024, we sold the office property located in Richardson, Texas for a sales price of $35 million. The property was classified as held for sale as of December 31, 2023 and an impairment of $2.1 million had been recorded during the year ended December 31, 2023. An additional $5,000 of costs related to the sale were recorded during the three months ended March 31, 2024. We used the proceeds from the disposition primarily for the repayment of debt.

During the three months ended June 30, 2024, the Company entered into an agreement to sell a property in Glen Allen, Virginia for a gross sales price of approximately $31.0 million and an expected loss of $13.2 million, which was recorded as an impairment as of June 30, 2024. The property was sold on July 8, 2024. On July 10, 2024, the Company used proceeds of $25.3 million, or 90% of the net proceeds from the disposition, to repay outstanding indebtedness.

The dispositions of these properties did not represent a strategic shift that has a major effect on our operations and financial results. Our current strategy is to focus on the sunbelt and mountain west regions of the United States. Accordingly, the properties sold remained classified within continuing operations for all periods presented.

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

Results of Operations

The following table shows financial results for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
(in thousands)	2024	2023	Change
Revenues:
Rental	$30,818	$36,257	$(5,439)
Other	12	9	3
Total revenues	30,830	36,266	(5,436)
Expenses:
Real estate operating expenses	11,027	12,140	(1,113)
Real estate taxes and insurance	5,727	7,169	(1,442)
Depreciation and amortization	11,482	14,645	(3,163)
General and administrative	3,635	3,767	(132)
Interest	7,082	6,084	998
Total expenses	38,953	43,805	(4,852)

Impairment on asset held for sale	(13,200)	(806)	(12,394)
Interest income	348	—	348
Loss before taxes	(20,975)	(8,345)	(12,630)
Tax expense	48	75	(27)
Net loss	$(21,023)	$(8,420)	$(12,603)

Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023:

Revenues

Total revenues decreased by $5.4 million to $30.8 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $5.4 million arising primarily from the sale of four properties in 2023, and one property in 2024 and other losses of rental income from lease expirations during the periods presented. These decreases were partially offset by rental income earned from leases commencing after June 30, 2023. Our leased space in our owned and consolidated properties was 69.7% as of June 30, 2024 and 73.3% as of June 30, 2023.

Expenses

Total expenses decreased by $4.9 million to $38.9 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $2.6 million is primarily attributable to the property dispositions noted above.
●	A decrease in depreciation and amortization of approximately $3.2 million, which was primarily attributable to the property dispositions noted above.
●	A decrease in general and administrative expenses of $0.1 million, which was primarily attributable to lower personnel expenses during the three months ended June 30, 2024 compared to the same period in 2023.

These decreases were partially offset by:

●	An increase in interest expense of approximately 1.0 million. The increase was primarily due to higher interest expense as a result of higher interest rates under the loan amendments we entered into on February 10, 2023, and February 21, 2024, described above and was partially offset by a lower principal amount of debt outstanding compared to the same period in 2023.

Impairment on assets held for sale

During the three months ended June 30, 2023, we entered into an agreement to sell a property in Charlotte, North Carolina for a sales price of $9.2 million, at an expected loss of $0.8 million, which was recorded as an impairment. We classified the property as an asset held for sale as of June 30, 2023. The property was sold on August 9, 2023.

During the three months ended June 30, 2024, we entered into an agreement to sell a property in Glen Allen, Virginia for a gross sales price of approximately $31.0 million and an expected loss of $13.2 million, which was recorded as an impairment. We classified the property as an asset held for sale as of June 30, 2024. The property was sold on July 8, 2024.

Interest income

During the three months ended June 30, 2024, we invested disposition proceeds in an interest-bearing account and earned $0.3 million in interest income.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which was $48,000 during the three months ended June 30, 2024, compared to $75,000 during the three months ended June 30, 2023.

Net income and loss

Net loss for the three months ended June 30, 2024 was $21.0 million, compared to a net loss of $8.4 million for the three months ended June 30, 2023, for the reasons described above.

The following table shows financial results for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
(in thousands)	2024	2023	Change
Revenues:
Rental	$62,043	$74,024	$(11,981)
Other	12	9	3
Total revenues	62,055	74,033	(11,978)
Expenses:
Real estate operating expenses	22,046	24,830	(2,784)
Real estate taxes and insurance	11,663	14,142	(2,479)
Depreciation and amortization	23,107	29,372	(6,265)
General and administrative	7,794	7,584	210
Interest	13,928	11,890	2,038
Total expenses	78,538	87,818	(9,280)

Loss on extinguishment of debt	(137)	(67)	(70)
Gain on consolidation of Sponsored REIT	—	394	(394)
Gain (loss) on sale of properties and impairment of assets held for sale, net	(13,205)	7,586	(20,791)
Interest income	1,356	—	1,356
Loss before taxes	(28,469)	(5,872)	(22,597)
Tax expense	106	142	(36)
Net loss	$(28,575)	$(6,014)	$(22,561)

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023:

Revenues

Total revenues decreased by $12.0 million to $62.1 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $12.0 million arising primarily from the sale of four properties in 2023, and one property in 2024 and other losses of rental income from lease expirations during the periods presented. These decreases were partially offset by rental income earned from leases commencing after June 30, 2023. Our leased space in our owned and consolidated properties was 69.7% as of June 30, 2024 and 73.3% as of June 30, 2023.

Expenses

Total expenses decreased by $9.3 million to $78.5 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $5.3 million, which was primarily attributable to the property dispositions noted above.
●	A decrease in depreciation and amortization of approximately $6.2 million, which was primarily attributable to the property dispositions noted above.

These decreases were partially offset by:

●	An increase in general and administrative expenses of $0.2 million, which was primarily attributable to higher professional fees related to debt transactions during the six months ended June 30, 2024 compared to the same period in 2023.

●	An increase in interest expense of approximately $2.0 million. The increase was primarily due to higher interest expense as a result of higher interest rates under the loan amendments we entered into on February 10, 2023 and February 21, 2024, as described above, and was partially offset by a lower principal amount of debt outstanding compared to the same period in 2023.

Loss on extinguishment of debt

During the six months ended June 30, 2024 and June 30, 2023, we repaid debt and incurred a loss on extinguishment of debt of $0.1 million and $0.1 million, respectively, related to unamortized deferred financing costs on the dates of the repayments.

Gain on consolidation of Sponsored REIT

During the six months ended June 30, 2023, we recorded a gain on consolidation of Sponsored REIT as a result of reducing the Monument Circle loan loss reserve, which resulted in a $0.4 million gain.

Gain on sale of properties and impairment of assets held for sale

During the three months ended March 31, 2023, we sold an office property located in Elk Grove, Illinois on March 10, 2023 for a sales price of $29.1 million, at a gain of approximately $8.4 million. During the three months ended June 30, 2023, we entered into an agreement to sell a property in Charlotte, North Carolina for a sales price of $9.2 million, at an expected loss of $0.8 million, which was recorded as an impairment. We classified the property as an asset held for sale as of June 30, 2023. The property was sold on August 9, 2023.

During the six months ended June 30, 2024, we sold an office property located in Richardson, Texas on January 26, 2024, for a sales price of $35.0 million at a loss of approximately $2.1 million, The property was classified as held for sale as of December 31, 2023 and an impairment of $2.1 million was recorded during the year ended December 31, 2023. An additional $5,000 of costs related to the sale were recorded during the six months ended June 30, 2024.

During the three months ended June 30, 2024, we entered into an agreement to sell a property in Glen Allen, Virginia for a gross sales price of approximately $31.0 million and an expected loss of $13.2 million, which was recorded as an impairment. We classified the property as an asset held for sale as of June 30, 2024. The property was sold on July 8, 2024.

Interest income

During the six months ended June 30, 2024, we invested disposition proceeds in an interest-bearing account and earned $1.4 million in interest income. On February 21, 2024, we used $102.0 million of disposition proceeds to repay debt.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which was $106,000 during the six months ended June 30, 2024, compared to $142,000 during the six months ended June 30, 2023.

Net loss

Net loss for the six months ended June 30, 2024 was $28.6 million, compared to a net loss of $6.0 million for the six months ended June 30, 2023, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands):	2024	2023	2024	2023
Net loss	$(21,023)	$(8,420)	$(28,575)	$(6,014)
Gain on consolidation of Sponsored REIT	—	—	—	(394)
(Gain) loss on sale of properties and impairment of assets held for sale, net	13,200	806	13,205	(7,586)
Depreciation and amortization	11,476	14,633	23,095	29,342
NAREIT FFO	3,653	7,019	7,725	15,348
Lease Acquisition costs	68	91	189	169

Funds From Operations	$3,721	$7,110	$7,914	$15,517

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

Net Operating Income (NOI)*

	Rentable
	Square
	Feet	Three Months Ended		Six Months Ended	Three Months Ended		Six Months Ended	Inc	%
(in thousands)	or RSF	31-Mar-24	30-Jun-24	30-Jun-24	31-Mar-23	30-Jun-23	30-Jun-23	(Dec)	Change
Region
East	298	$709	$711	$1,420	$276	$343	$619	$801	129.4%
MidWest	757	1,640	1,665	3,305	2,239	1,718	3,957	(652)	(16.5)%
South	2,069	5,266	5,240	10,506	5,129	5,251	10,380	126	1.2%
West	2,140	6,204	6,224	12,428	6,423	6,412	12,835	(407)	(3.2)%
Property NOI* from Owned Properties	5,264	13,819	13,840	27,659	14,067	13,724	27,791	(132)	(0.5)%
Disposition and Acquisition Properties (a)	214	89	(92)	(3)	3,673	2,847	6,520	(6,523)	(18.9)%
Property NOI*	5,478	$13,908	$13,748	$27,656	$17,740	$16,571	$34,311	$(6,655)	(19.4)%

Same Store		$13,819	$13,840	$27,659	$14,067	$13,724	$27,791	$(132)	(0.5)%

Less Nonrecurring
Items in NOI* (b)		246	255	501	1,292	301	1,593	(1,092)	4.2%

Comparative
Same Store		$13,573	$13,585	$27,158	$12,775	$13,423	$26,198	$960	3.7%

				Six Months Ended			Six Months Ended
		Three Months Ended		Ended	Three Months Ended		Ended
Reconciliation to Net Income (Loss)		31-Mar-24	30-Jun-24	30-Jun-24	31-Mar-23	30-Jun-23	30-Jun-23
Net income (loss)		$(7,552)	$(21,023)	$(28,575)	$2,406	$(8,420)	$(6,014)
Add (deduct):
Loss on extinguishment of debt		137	—	137	67	—	67
Gain on consolidation of Sponsored REIT		—	—	—	(394)	—	(394)
Gain on sale of properties and impairment of assets held for sale, net		5	13,200	13,205	(8,392)	806	(7,586)
Management fee income		(462)	(443)	(905)	(374)	(427)	(801)
Depreciation and amortization		11,625	11,482	23,107	14,727	14,645	29,372
Amortization of above/below market leases		(6)	(6)	(12)	(18)	(12)	(30)
General and administrative		4,159	3,635	7,794	3,817	3,768	7,585
Interest expense		6,846	7,082	13,928	5,806	6,084	11,890
Interest income		(1,008)	(348)	(1,356)	—	—	—
Non-property specific items, net		164	169	333	95	127	222

Property NOI*		$13,908	$13,748	$27,656	$17,740	$16,571	$34,311
(a)	We define Disposition and Acquisition Properties as properties that were sold or acquired or consolidated and do not have operating activity for all periods presented.
(b)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the six months ended June 30, 2024 for our owned and consolidated properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	June 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2024 (a)	Square Feet (b)

Innsbrook (c)	Glen Allen	VA	1999	298,183	235,714	79.1%	$19.93
East Total				298,183	235,714	79.1%	19.93
120 Monument Circle	Indianapolis	IN	1992	213,760	8,721	4.1%	33.91
121 South 8th Street	Minneapolis	MN	1974	297,541	230,862	77.6%	25.72
801 Marquette Ave	Minneapolis	MN	1923/2017	129,691	119,108	91.8%	25.48
Plaza Seven	Minneapolis	MN	1987	330,096	197,959	60.0%	29.66
Midwest Total				971,088	556,650	57.3%	27.20
Park Ten	Houston	TX	1999	157,609	125,882	79.9%	29.20
Addison Circle	Addison	TX	1999	289,333	229,817	79.4%	34.92
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	26.36
Park Ten Phase II	Houston	TX	2006	156,746	141,573	90.3%	29.95
Liberty Plaza	Addison	TX	1985	217,841	162,488	74.6%	25.56
Legacy Tennyson Center	Plano	TX	1999/2008	209,562	108,825	51.9%	31.07
Westchase I & II	Houston	TX	1983/2008	629,025	385,089	61.2%	27.36
Pershing Park Plaza (c)	Atlanta	GA	1989	160,145	127,796	79.8%	39.59
South Total				2,068,660	1,529,869	74.0%	29.82
1999 Broadway	Denver	CO	1986	682,639	349,579	51.2%	35.13
1001 17th Street	Denver	CO	1977/2006	649,235	461,282	71.1%	37.59
600 17th Street	Denver	CO	1982	612,135	480,526	78.5%	34.64
Greenwood Plaza	Englewood	CO	2000	196,236	128,790	65.6%	28.96
West Total				2,140,245	1,420,177	66.4%	35.21

Total Owned & Consolidated Properties				5,478,176	3,742,410	68.3%	$30.85
(a)	Based on weighted occupied square feet for the six months ended June 30, 2024, including month-to-month tenants, divided by the applicable property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the six months ended June 30, 2024, per weighted occupied square foot.
(c)	Properties are classified as assets held for sale as of June 30, 2024.

Liquidity and Capital Resources

Cash and cash equivalents were $31.5 million and $127.9 million at June 30, 2024 and December 31, 2023, respectively. The decrease of $96.4 million is attributable to $7.7 million used in operating activities, plus $21.1 million provided by investing activities less $109.8 million used in financing activities. Management believes that existing cash and cash anticipated to be generated internally by operations, including property dispositions, will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and property dispositions. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties, property dispositions and our interest costs.

Operating Activities

Cash used in operating activities for the six months ended June 30, 2024 of $7.7 million is primarily attributable to a net loss of $28.6 million. excluding $13.2 million of impairment charges on an asset held for sale, plus the add-back of $25.1 million of non-cash expenses, less a decrease in accounts payable and accrued compensation of $13.9 million, an increase in payment of deferred leasing commissions of $2.7 million, an increase in lease acquisition costs of $0.3 million, an increase in prepaid expenses of $0.4 million and an increase in tenant receivables of $0.2 million.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2024 of $21.1 million is primarily attributable to proceeds from an asset sale of $34.3 million, which was partially offset by purchases of other real estate assets and office equipment investments of $13.2 million.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2024 of $109.8 million is primarily attributable to the repayment of a portion of the BMO Term Loan of $28.9 million, repayment of a portion of the BofA Term Loan of $22.7 million, repayment of a portion of the Senior Notes of $50.4 million, payment of distributions to stockholders of $2.1 million, and payment of deferred financing costs of $5.7 million.

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

BMO Term Loan

We have a term loan borrowing in the aggregate principal amount of approximately $86.0 million as of June 30, 2024, which we refer to as the BMO Term Loan, with Bank of Montreal, as administrative agent, and the other lending institutions party thereto, that matures on April 1, 2026. On February 21, 2024, we amended the BMO Term Loan by entering into a Second Amendment to Second Amended and Restated Credit Agreement with Bank of Montreal and the other lending institutions party thereto, which we refer to as the BMO Second Amendment. The BMO Second Amendment amended the Second Amended and Restated Credit Agreement dated September 27, 2018, which we refer to as the Original BMO Credit Agreement, as amended by the First Amendment to Second Amended and Restated Credit Agreement dated February 10, 2023, which we refer to as the BMO First Amendment, to, among other things: (1) extend the maturity date from October 1, 2024 to April 1, 2026; (2) change the interest rate from either 300 basis points over SOFR (Secured Overnight Financing Rate) or 200 basis points over the base rate to either 300 basis points over SOFR with a floor on SOFR of 500 basis points or 200 basis points over the base rate with a floor on the base rate of 600 basis points; (3) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan (defined below) and the Senior Notes (defined below) exceeds $200 million, the spread over SOFR or the base rate, as applicable, will permanently increase by 100 basis points, from 300 basis points to 400 basis points in the case of SOFR, and from 200 basis points to 300 basis points in the case of the base rate; (4) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by us; (5) require that, within 90 days of the February 21, 2024 effective date of the BMO Second Amendment, certain of our subsidiaries guarantee the BMO Term Loan; (6) require that, within 90 days of the February 21, 2024 effective date of the BMO Second Amendment, we pledge our equity interests in certain of our subsidiaries as collateral for the BMO Term Loan; (7) reduce our minimum fixed charge coverage ratio from 1.50x to 1.25x; and (8) reduce our minimum unsecured interest coverage ratio from 1.75x to 1.25x. We refer to the Original BMO Credit Agreement, as amended by the BMO First Amendment and the BMO Second Amendment, as the BMO Credit Agreement.

The BMO Credit Agreement initially provided for an unsecured term loan borrowing in the amount of $220 million. The BMO Term Loan initially consisted of a $55 million tranche A term loan and a $165 million tranche B term loan. On June 4, 2021, we repaid the tranche A term loan that was scheduled to mature on November 30, 2021, and incurred a loss on extinguishment of debt of $0.1 million related to unamortized deferred financing costs. On February 10, 2023, we repaid a $40 million portion of the tranche B term loan. On August 10, 2023, we repaid an additional $10 million portion of the tranche B term loan. On February 21, 2024, as part of the BMO Second Amendment, we repaid an approximately $29.0 million portion of the tranche B term loan. The tranche B term loan matures on April 1, 2026.

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

As of June 30, 2024, the interest rate on the BMO Term Loan was 8.45% per annum. The weighted average variable interest rate on all amounts outstanding under the BMO Term Loan was 8.45% for the six months ended June 30, 2024. As of December 31, 2023, the interest rate on the BMO Term Loan was 8.47% per annum. The weighted average variable interest rate on all amounts outstanding under the BMO Term Loan from February 8, 2023, which is when the Company terminated its outstanding interest rate swaps applicable to the BMO Term Loan as described below, through December 31, 2023 was approximately 8.11% per annum.

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

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, use of net cash proceeds from the disposition of property, assets and equity issuances, mandatory prepayments, the requirement to have certain subsidiaries provide guarantees, the requirement to pledge our equity interests in certain subsidiaries as collateral, changes in business, certain restricted payments, repurchases and redemptions of our common stock, going concern qualifications to our financial statements, and transactions with affiliates. In addition, the BMO Credit Agreement also restricts our ability to make quarterly dividend distributions that exceed $0.01 per share of our common stock; provided, however, that notwithstanding such restriction, we are permitted to make dividend distributions based on our good faith estimate of projected or estimated taxable income or otherwise as necessary to retain our status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which we would otherwise be subject. The BMO Credit Agreement also contains financial covenants that require us to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. We were in compliance with the BMO Term Loan financial covenants as of June 30, 2024.

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

BofA Term Loan

As of June 30, 2024, we have a term loan borrowing in the amount of approximately $67.3 million, which we refer to as the BofA Term Loan, with Bank of America, N.A. as administrative agent, and other lending institutions party thereto that matures on April 1, 2026. Prior to February 21, 2024, we referred to the BofA Term Loan as the BofA Revolver. On February 21, 2024, we amended the BofA Term Loan by entering into a Second Amendment to Credit Agreement with the lending institutions party thereto, which we refer to as the BofA Second Amendment. The BofA Second Amendment amended the Credit Agreement dated January 10, 2022, which we refer to as the Original BofA Credit Agreement, as amended by the First Amendment to Credit Agreement dated February 10, 2023, which we refer to as the BofA First Amendment, to, among other things: (1) extend the maturity date from October 1, 2024 to April 1, 2026; (2) convert borrowings from being either revolving loans or letters of credit to a term loan; (3) change the interest rate from 300 basis points over SOFR to 300 basis points over SOFR with a floor on SOFR of 500 basis points; (4) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, the spread over SOFR will permanently increase by 100 basis points from 300 basis points to 400 basis points; (5) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by us; (6) require that, within 90 days of the February 21, 2024 effective date of the BofA Second Amendment, certain of our subsidiaries guarantee the BofA Term Loan; (7) require that, within 90 days of the February 21, 2024 effective date of the BofA Second Amendment, we pledge our equity interests in certain of our subsidiaries as collateral for the BofA Term Loan; (8) reduce our minimum fixed charge coverage ratio from 1.50x to 1.25x; and (9) reduce our minimum unsecured interest coverage ratio from 1.75x to 1.25x. We refer to the Original BofA Credit Agreement, as amended by the BofA First Amendment and the BofA Second Amendment, as the BofA Credit Agreement.

Prior to entering into the BofA Second Amendment on February 21, 2024, borrowings made under the BofA Revolver could be revolving loans or letters of credit, the combined sum of which could not exceed $150 million outstanding at any time. On February 10, 2023, we borrowed $40.0 million under the BofA Revolver to repay a portion of the BMO

Term Loan. Effective October 1, 2023, availability under the BofA Revolver was reduced to $125 million. As of December 31, 2023, there were borrowings of $90 million drawn and outstanding under the BofA Revolver. On February 21, 2024, as part of the BofA Second Amendment, we repaid an approximately $22.7 million portion of the BofA Revolver.

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

As of June 30, 2024, the interest rate on the BofA Term Loan was 8.45% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Term Loan was 8.44% for the six months ended June 30, 2024. As of December 31, 2023, the interest rate on the BofA Revolver was 8.47% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Revolver through December 31, 2023 was approximately 8.05% per annum.

The BofA Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, use of net cash proceeds from the disposition of property, assets and equity issuances, mandatory prepayments, the requirement to have certain subsidiaries provide guarantees, the requirement to pledge our equity interests in certain subsidiaries as collateral, changes in business, certain restricted payments, repurchases and redemptions of our common stock, going concern qualifications to our financial statements, and transactions with affiliates. In addition, the BofA Credit Agreement also restricts our ability to make quarterly dividend distributions that exceed $0.01 per share of our common stock; provided, however, that notwithstanding such restriction, we are permitted to make dividend distributions based on our good faith estimate of projected or estimated taxable income or otherwise as necessary to retain our status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which we would otherwise be subject. The BofA Credit Agreement also contains financial covenants that require us to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. We were in compliance with the BofA Term Loan financial covenants as of June 30, 2024.

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

Senior Notes

We have senior notes in the aggregate principal amount of approximately $149.6 million as of June 30, 2024, which we refer to as the Senior Notes, that mature on April 1, 2026. The Senior Notes consist of (i) Series A Senior Notes due April 1, 2026 in an aggregate principal amount of approximately $86.8 million, which we refer to as the Series A Notes, and (ii) Series B Senior Notes due April 1, 2026 in the aggregate principal amount of approximately $62.8 million, which we refer to as the Series B Notes. On February 21, 2024, we amended the terms of the Senior Notes by entering into a First Amendment to Note Purchase Agreement, which we refer to as the NPA First Amendment, with the purchasers party thereto. The NPA First Amendment amended the Note Purchase Agreement dated October 24, 2017, which we refer to as the Original Note Purchase Agreement, to, among other things: (1) extend the maturity date of the Series A Notes from December 20, 2024 to April 1, 2026; (2) shorten the maturity date of the Series B Notes from December 20, 2027 to April 1,

2026; (3) increase the interest rate applicable to the Series A Notes from 4.49% per annum to 8.00% per annum; (4) increase the interest rate applicable to the Series B Notes from 4.76% per annum to 8.00% per annum; (5) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, the per annum interest rates applicable to the Series A Note and the Series B Notes will permanently increase by 1.00% from 8.00% per annum to 9.00% per annum; (6) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by us; (7) require that, within 90 days of the February 21, 2024 effective date of the NPA First Amendment, certain of our subsidiaries guarantee the Senior Notes; (8) require that, within 90 days of the February 21, 2024 effective date of the NPA First Amendment, we pledge our equity interests in certain of our subsidiaries as collateral for the Senior Notes; and (9) conform all financial covenants and negative covenants in the Note Purchase Agreement with the BofA Credit Agreement and the BMO Credit Agreement. We refer to the Original Note Purchase Agreement, as amended by the NPA First Amendment, as the Note Purchase Agreement.

On February 21, 2024, as part of the NPA First Amendment, we repaid an approximately $29.2 million portion of the Series A Notes. In addition, on February 21, 2024, as part of the NPA First Amendment, we repaid an approximately $21.2 million aggregate principal amount of the Series B Notes. As of June 30, 2024, approximately $86.8 million aggregate principal amount remained outstanding under the Series A Notes and approximately $62.8 million aggregate principal amount remained outstanding under the Series B Notes.

As of June 30, 2024, the interest rate on the Series A Notes was 8.00% per annum and the interest rate on the Series B Notes was 8.00% per annum. As of December 31, 2023, the interest rate on the Series A Notes was 4.49% per annum and the interest rate on the Series B Notes was 4.76% per annum.

The Note Purchase Agreement contains customary affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, use of net cash proceeds from the disposition of property, assets and equity issuances, mandatory prepayments, the requirement to have certain subsidiaries provide guarantees, the requirement to pledge our equity interests in certain subsidiaries as collateral, changes in business, certain restricted payments, repurchases and redemptions of our common stock, going concern qualifications to our financial statements, transactions with affiliates, certain restrictions on severance, retention and similar arrangements applicable to our executive officers, and real estate investment trust compliance requirements. In addition, the Note Purchase Agreement also restricts our ability to make quarterly dividend distributions that exceed $0.01 per share of our common stock; provided, however, that notwithstanding such restriction, we are permitted to make dividend distributions based on our good faith estimate of projected or estimated taxable income or otherwise as necessary to retain our status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which we would otherwise be subject. The Note Purchase Agreement also contains financial covenants that require us to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. We were in compliance with the Note Purchase Agreement financial covenants as of June 30, 2024.

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

Additional information about the Sponsored REIT Loan outstanding as of June 30, 2024, is incorporated herein by reference to Note 2, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our owned and consolidated properties from the rental revenue generated by the properties. For the three and six months ended June 30, 2024 and 2023, respectively, the rental income exceeded the expenses for each individual property, with the exception of Monument Circle for the three and six months ended June 30, 2024 and 2023.

Monument Circle has approximately 214,000 square feet of rentable space comprised of both office and street level retail space. The office component comprises approximately 95% of the rentable space and had been net leased to a single corporate tenant, through December 31, 2018. The retail component comprises the remaining approximately 5% of the property’s rentable space. Monument Circle had approximately $77,000 and $148,000 of rental income, and, $240,000 and $529,000 of operating expenses, for the three and six months ended June 30, 2024, respectively, and was 4.1% leased to two retail tenants as of June 30, 2024.

Monument Circle had approximately $68,000 and $138,000 of rental income, and, $310,000 and $526,000 of operating expenses, for the three and six months ended June 30, 2023, respectively, and was 4.1% leased to two retail tenants as of June 30, 2023.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. As of June 30, 2024 and December 31, 2023, if market rates on our outstanding borrowings under the BofA Term Loan and the BofA Revolver, respectively, subject to a floating rate increased by 10% at maturity, or approximately 85 and 85 basis points, respectively, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by approximately $0.6 million and $0.8 million, respectively. The interest rate on the BofA Term Loan as of June 30, 2024 and the BofA Revolver as of December 31, 2023, was SOFR plus an adjustment of 0.11448% plus 300 basis points, or 8.45% and 8.47% per annum, respectively. There was $67.3 million drawn on the BofA Term Loan and $90 million drawn on the BofA Revolver as of June 30, 2024 and December 31, 2023, respectively. We do not believe that the interest rate risk on the BofA Term Loan is material as of June 30, 2024.

As of June 30, 2024, if market rates on our outstanding borrowings under the BMO Term Loan subject to a floating rate increased by 10% at maturity, or approximately 85 basis points over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by approximately $0.7 million. The interest rate on the BMO Term Loan as of June 30, 2024 was SOFR plus an adjustment of 0.11448% plus 300 basis points, or 8.45% per annum.

The following table presents, as of June 30, 2024, our contractual variable rate borrowings under our BofA Term Loan, which matures on April 1, 2026, and under our BMO Term Loan Tranche B, which matures on April 1, 2026.

	Payment due by period
	(in thousands)
	Total	2024	2025	2026	2027	2028	Thereafter
BofA Term Loan	$67,333	$—	$—	$67,333	$—	$—	$—
BMO Term Loan Tranche B	86,037	—	—	86,037	—	—	—
Total	$153,370	$—	$—	$153,370	$—	$—	$—

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any repurchases of any equity securities during the three months ended June 30, 2024.

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

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Comprehensive Income (Loss); and (vi) the Notes to Consolidated Financial Statements.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: July 30, 2024	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: July 30, 2024	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)