Form 10-K
period 2024-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2025-02-11
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price as reported on NYSE American, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2024, was approximately $147,967,048.

There were 103,566,715 shares of common stock of the registrant outstanding as of February 7, 2025.

Documents incorporated by reference: The registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s Annual Meeting of Stockholders to be held on May 15, 2025 (the “Proxy Statement”). The information required in response to Items 10 — 14 of Part III of this Form 10-K, other than that contained in Part I under the caption, “Information about our Executive Officers,” is hereby incorporated by reference to the Proxy Statement.

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

Our Business

We are a REIT focused on commercial real estate investments primarily in office markets and currently operate in only one segment: real estate operations. The principal revenue sources for our real estate operations include rental income from real estate leasing, property dispositions and fee income from asset/property management and development.

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

Real Estate

As of December 31, 2024, we owned and operated a portfolio of real estate consisting of 14 properties, which we refer to as our owned properties, and a non-controlling common stock interest in the corporation that is the sole member of FSP Monument Circle LLC, which was organized to operate as a real estate investment trust and which we refer to as the Sponsored REIT or Monument Circle. The Sponsored REIT was consolidated in our financial statements effective January 1, 2023. We refer to these 15 properties as our owned and consolidated properties. We derive rental revenue from income paid to us by tenants of these properties. See Item 2 of this Annual Report on Form 10-K for more information about our properties. From time-to-time we dispose of properties generating gains or losses in an ongoing effort to improve and upgrade our portfolio and/or to repay a portion of our debt.

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

Investment Objectives

Our investment objectives are to increase shareholder value by increasing revenue from rental, interest and fee income and net gains from sales of properties and increase the cash available for distribution in the form of dividends to our stockholders. We expect that we will continue to derive real estate revenue from owned properties.

We continue to believe that the current price of our common stock does not accurately reflect the intrinsic value of our underlying real estate assets and we will seek to increase shareholder value by (1) pursuing the sale of select properties where we believe that short to intermediate term valuation potential has been reached and (2) striving to lease vacant space. As we continue to execute our strategy of select property dispositions and striving to lease vacant space, our revenue, Funds From Operations, and capital expenditures may decrease. Proceeds from dispositions are intended to be used primarily for the repayment of debt.

Although our property portfolio is focused on properties in the central business districts of Dallas, Denver, Houston and Minneapolis, we may acquire, and have acquired, real properties in any geographic area of the United States and of any property type. Our 15 owned and consolidated office properties are located in four different states as of December 31, 2024. See Item 2 of this Annual Report on Form 10-K for more information about our properties. Our investment objectives are to create shareholder value by increasing revenue from rental, dividend, interest and fee income and net gains from sales of properties and increase the cash available for distribution in the form of dividends to our stockholders. We expect that we will continue to derive real estate revenue from owned properties and the Sponsored REIT fees from asset management, property management and investor services. We may also acquire additional real properties.

As a result, from time to time, as market conditions warrant, we expect to sell properties owned by us. On January 26, 2024, we sold an office property located in Richardson, Texas for a gross sales price of $35.0 million, at a loss of approximately $2.1 million. On July 8, 2024, we sold a property in Glen Allen, Virginia for a gross sales price of $31.0 million at a loss of $13.2 million. On October 23, 2024, we sold an office property located in Atlanta, Georgia for a gross sales price of $34.0 million at a loss of $27.2 million. On March 10, 2023, we sold an office property located in Elk Grove, Illinois for a gross sales price of $29.1 million, at a gain of approximately $8.4 million. On August 9, 2023, we sold a property in Charlotte, North Carolina for a gross sales price of $9.2 million at a loss of $0.8 million. On

October 26, 2023, we sold an office property located in Plano, Texas for a gross sales price of $48 million at a gain of $10.6 million. On December 6, 2023, we sold an office property located in Miami, Florida for a gross sales price of $68.0 million at a loss of approximately $18.9 million. In 2022, we sold two office properties located in Broomfield, Colorado for aggregate gross sales proceeds of $102.5 million at a gain of $24.1 million and one office property located in Evanston, Illinois for gross sale proceeds of $27.8 million at a gain of $3.4 million.

Historically, we relied on the following general principles in selecting real properties for acquisition:

●	we sought to buy or develop investment properties at a price which produces value for investors and avoid overpaying for real estate merely to outbid competitors;
●	we sought to buy or develop properties in excellent locations with substantial infrastructure in place around them and avoid investing in locations where the future construction of such infrastructure is speculative; and
●	we sought to buy or develop properties that are well-constructed and designed to appeal to a broad base of users and avoid properties where quality has been sacrificed for cost savings in construction or which appeal only to a narrow group of users.

Generally, in managing real properties after acquisition, we rely on the following principles:

●	we aggressively manage, maintain and upgrade our properties and refuse to neglect or undercapitalize management, maintenance and capital improvement programs; and
●	we believe that we have the ability to hold properties through down cycles because we generally do not have mortgage debt on the Company, which could place the properties at risk of foreclosure. As of February 7, 2025, none of our owned properties were subject to mortgage debt.

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

Human Capital

We had 28 employees as of both February 7, 2025 and December 31, 2024. Women represent 46.4% of our employees, of which 38.5% hold management level/leadership roles. We endeavor to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We regularly conduct training to prevent harassment and discrimination. The Company’s basis for recruitment, hiring, development, training, compensation and advancement of employees is qualifications, performance, skills and experience. Many of our employees have a long tenure with the Company. Our employees are compensated without regard to gender, race and ethnicity, and our compensation program is designed to attract and retain talent.

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

Information about our Directors

The following table sets forth the names, ages and positions of all our directors as of February 7, 2025.

Name	Age	Position
George J. Carter	76	Chief Executive Officer and Chairman of the Board
John N. Burke (1) (2) (3) (4)	63	Director
Brian N. Hansen (3)	53	Director
Kenneth Hoxsie (1) (3) (6)	74	Director
Dennis J. McGillicuddy (1)	83	Director
Georgia Murray (1) (2) (7)	74	Director
Bruce Schanzer (1)	56	Director
Milton P. Wilkins, Jr. (1) (2) (5)	77	Director
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Chair of the Audit Committee
(5)	Chair of the Compensation Committee
(6)	Chair of the Nominating and Corporate Governance Committee
(7)	Lead Independent Director

George J. Carter, age 76, is Chief Executive Officer and has been Chairman of the Board of Directors of FSP Corp. since 2002. Mr. Carter also was the President of FSP Corp. from 2002 to May 2016. Mr. Carter is responsible for all aspects of the business of FSP Corp. and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. Prior to the conversion, he was President of the general partner of the FSP Partnership and was responsible for all aspects of the business of the FSP Partnership and its affiliates. From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”). Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.).

John N. Burke, age 63, has been a Director of FSP Corp. since 2004 and Chair of the Audit Committee since June 2004. Mr. Burke is a certified public accountant with over 35 years of experience in the practice of public accounting working with both private and publicly traded companies with extensive experience serving clients in the real estate and REIT industry. His experience includes analysis and evaluation of financial reporting, accounting systems, internal controls and audit matters. Mr. Burke has been involved as an advisor on several public offerings, private equity and debt financings and merger and acquisition transactions. Mr. Burke’s consulting experience includes a wide range of accounting, tax and business planning matters. Prior to starting his own firm, BA, Inc., in 2003, where he currently practices, Mr. Burke was an Audit Partner in the Boston office of BDO USA, LLP. Mr. Burke is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of CPAs. Mr. Burke earned an M.S. in Taxation and studied undergraduate accounting at Bentley University.

Brian N. Hansen, age 53, has been a Director of FSP Corp. since 2012. Since 2007, Mr. Hansen has served as President and Chief Operating Officer of Confluence Investment Management LLC, a St. Louis based Registered Investment Advisor. Prior to founding Confluence in 2007, Mr. Hansen served as a Managing Director in A.G. Edwards’ Financial Institutions & Real Estate Investment Banking practice. While at A.G. Edwards, Mr. Hansen advised a wide variety of Real Estate Investment Trusts on numerous capital markets transactions, including public and private offerings of debt and equity securities as well as the analysis of various merger & acquisition opportunities. Prior to joining A.G. Edwards, Mr. Hansen served as a Manager in Arthur Andersen LLP’s Audit & Business Advisory practice. Mr. Hansen has served on the boards of a number of non-profit entities and currently serves on the Finance Council and as the Investment Committee Chair of the Archdiocese of St. Louis. Mr. Hansen earned his M.B.A. from the Kellogg School of Management at Northwestern University and his Bachelor of Science in Commerce from DePaul University. Mr. Hansen is a Certified Public Accountant.

Kenneth A. Hoxsie, age 74, has been a Director of FSP Corp. since January 2016 and Chair of the Nominating and Corporate Governance Committee since February 2021. Mr. Hoxsie was a Partner at the international law firm of Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) until his retirement in December 2015. He joined Hale and Dorr (the predecessor of WilmerHale) in 1981, subsequently worked at Copley Real Estate Advisors, an institutional real estate investment advisory firm, and rejoined Hale and Dorr in 1994. Mr. Hoxsie has over 30 years’ experience in real estate capital markets transactions, fund formation, public company counseling and mergers and acquisitions and has advised the Company since its formation in 1997. Mr. Hoxsie earned his J.D. (Cum Laude) from Harvard Law School, his M.A. from Harvard University and his B.A. (Summa Cum Laude) from Amherst College, where he was elected to Phi Beta Kappa.

Dennis J. McGillicuddy, age 83, has been a Director of FSP Corp. since May 2002. Mr. McGillicuddy graduated from the University of Florida with a B.A. degree and from the University of Florida Law School with a J.D. degree. In 1968, Mr. McGillicuddy joined Barry Silverstein in founding Coaxial Communications, a cable television company. In 1998 and 1999, Coaxial sold its cable systems. Mr. McGillicuddy has served on the boards of various charitable organizations. He is currently President of the Board of Trustees of Florida Studio Theater, a professional non-profit theater organization, and is a Director of All-Star Children’s Foundation, an organization engaged in creating a new paradigm for foster care.

Georgia Murray, age 74, has been a Director of FSP Corp. since April 2005 and Lead Independent Director since February 2014. Ms. Murray is retired from Lend Lease Real Estate Investments, Inc., where she served as a Principal from November 1999 until May 2000. From 1973 through October 1999, Ms. Murray worked at The Boston Financial Group, Inc., serving as Senior Vice President and a Director at times during her tenure. Boston Financial was an affiliate of the Boston Financial Group, Inc. She is a past Trustee of the Urban Land Institute and a past President of the Multifamily Housing Institute. Ms. Murray previously served on the Board of Directors of Capital Crossing Bank. She also serves on the boards of numerous non-profit entities. Ms. Murray is a graduate of Newton College.

Bruce J. Schanzer, age 56, has been a Director of FSP Corp. since November 2024. Mr. Schanzer is Chairman and Chief Investment Officer of Erez Asset Management, a fund manager focused on investment opportunities in small market cap REITs. Prior to forming Erez Asset Management in August 2022, Mr. Schanzer was President, Chief Executive Officer and a director of Cedar Realty Trust (NYSE: CDR), a real estate investment trust focused on the ownership, operation and redevelopment of shopping centers in the Washington, D.C. to Boston corridor, from June 2011 to August 2022. Before joining Cedar in 2011, he was a managing director in the real estate investment banking group at Goldman Sachs & Co and prior thereto a vice president at Merrill Lynch. Before working on Wall Street, Bruce worked as a real estate attorney in New York. He received an M.B.A. in finance and accounting from the University of Chicago (now known as the Booth School of Business); a J.D. from Benjamin N. Cardozo School of Law, where he served as a member of the Law Review; and a B.A. from Yeshiva College, where he is currently a member of the board of trustees of Sym Schools of Business. He is also presently a member of the board of trustees of SAR Academy in Riverdale, NY and the board of advisors of New York Medical College. Mr. Schanzer previously served as a member of the board of governors of the National Association of Real Estate Investment Trusts.

Milton P. Wilkins, Jr., age 77, has been a Director of FSP Corp. since February 2022 and Chair of the Compensation Committee since January 2025. Mr. Wilkins served as an investment advisor with RBF Wealth Advisors in St. Louis, Missouri, from 1997 to 2024. Concurrently, from 2003 to 2015, Mr. Wilkins served with Hammond Associates/Mercer Investment Consulting as a senior investment consultant to institutional clients. From 1976 to 1986 and from 1989 to 1997, Mr. Wilkins served in various positions at Monsanto Corporation, including as Vice President of Corporate Development in the corporate mergers and acquisition group, as Vice President of the Plant Sciences Division and as Regional Director of Latin America. Mr. Wilkins currently serves as Chairman of the St. Louis County Employees Retirement Board (pension plan), a member of the Investment Committee of the Archdiocese of St. Louis, and as a member of the Board of Directors of the Nine PBS public television station in St. Louis. Mr. Wilkins holds a M.B.A. degree from the Harvard Graduate School of Business Administration and a Bachelor of Arts degree from Morehouse College.

Information about our Executive Officers

The following table sets forth the names, ages and positions of all our executive officers as of February 7, 2025.

Name	Age	Position
George J. Carter (1)	76	Chief Executive Officer and Chairman of the Board
Jeffrey B. Carter	53	President and Chief Investment Officer
Scott H. Carter	53	Executive Vice President, General Counsel and Secretary
John G. Demeritt	64	Executive Vice President, Chief Financial Officer and Treasurer
John F. Donahue	58	Executive Vice President
Eriel Anchondo	47	Executive Vice President and Chief Operating Officer
(1)	Information about George J. Carter is set forth above. See “Directors of FSP Corp.”

Jeffrey B. Carter, age 53, is President and Chief Investment Officer of FSP Corp. Mr. Carter served as Executive Vice President and Chief Investment Officer from February 2012 until May 2016, when he was appointed as President in addition to his position as Chief Investment Officer. Previously, Mr. Carter served as Senior Vice President and Director of Acquisitions of FSP Corp. from 2005 to 2012 and as Vice President - Acquisitions from 2003 to 2005. Mr. Carter oversees the day-to-day execution of the Company’s strategic objectives and business plan. In addition, Mr. Carter is primarily responsible for developing and implementing the Company’s investment strategy, including coordination of acquisitions and dispositions. Prior to joining FSP Corp., Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.), The George Washington University (M.A.) and Cornell University (M.B.A.). Mr. Carter’s father, George J. Carter, serves as Chief Executive Officer and Chairman of the Board of Directors of FSP Corp. and Mr. Carter’s brother, Scott H. Carter, serves as Executive Vice President, General Counsel and Secretary of FSP Corp.

Scott H. Carter, age 53, is Executive Vice President, General Counsel and Secretary of FSP Corp. Mr. Carter has served as General Counsel since February 2008. Mr. Carter joined FSP Corp. in October 2005 as Senior Vice President and In-house Counsel. Mr. Carter is primarily responsible for the management of all of the legal affairs of FSP Corp. and its affiliates. Prior to joining FSP Corp. in October 2005, Mr. Carter was associated with the law firm of Nixon Peabody LLP, which he originally joined in 1999. At Nixon Peabody LLP, Mr. Carter concentrated his practice on the areas of real estate syndication, acquisitions and finance. Mr. Carter received a Bachelor of Business Administration (B.B.A.) degree in Finance and Marketing and a Juris Doctor (J.D.) degree from the University of Miami. Mr. Carter is admitted to practice law in the Commonwealth of Massachusetts. Mr. Carter’s father, George J. Carter, serves as Chief Executive Officer and Chairman of the Board of Directors of FSP Corp. and Mr. Carter’s brother, Jeffrey B. Carter, serves as President and Chief Investment Officer of FSP Corp.

John G. Demeritt, age 64, is Executive Vice President, Chief Financial Officer and Treasurer of FSP Corp. and has been Chief Financial Officer since March 2005. Mr. Demeritt previously served as Senior Vice President, Finance and Principal Accounting Officer from September 2004 to March 2005. Prior to September 2004, Mr. Demeritt was a Manager with Caturano & Company, an independent accounting firm (which later merged with McGladrey) where he focused on Sarbanes Oxley compliance. Previously, from March 2002 to March 2004 he provided consulting services to public and private companies where he focused on SEC filings, evaluation of business processes and acquisition integration. During 2001 and 2002 he was Vice President of Financial Planning & Analysis at Cabot Industrial Trust, a publicly traded real estate investment trust, which was acquired by CalWest in December 2001. From October 1995 to December 2000 he was Controller and Officer of The Meditrust Companies, a publicly traded real estate investment trust (formerly known as The La Quinta Companies, which was then acquired by the Blackstone Group), where he was involved with a number of merger and financing transactions. Prior to that, from 1986 to 1995 he had financial and accounting responsibilities at three other public companies, and was previously associated with Laventhol & Horwath, an independent accounting firm from 1983 to 1986. Mr. Demeritt is a Certified Public Accountant and holds a Bachelor of Science degree from Babson College.

John F. Donahue, age 58, is Executive Vice President of FSP Corp. and President of FSP Property Management LLC and has held those positions since May 2016. Mr. Donahue is primarily responsible for the oversight of the management of all of the real estate assets of FSP Corp. and its affiliates. Mr. Donahue joined FSP Corp. in August 2001 as Vice President of FSP Property Management LLC. From 2001 to May 2016, Mr. Donahue was responsible for the management of real estate assets of FSP Corp. and its affiliates. From 1992 to 2001, Mr. Donahue worked in the pension fund advisory business for GE Capital and AEW Capital Management with oversight of office, research and development, industrial and land investments. From 1989 to 1992, Mr. Donahue worked for Krupp Realty in various accounting and finance roles. Mr. Donahue holds a Bachelor of Science in Business Administration degree from Bryant College.

Eriel Anchondo, age 47, is Executive Vice President and Chief Operating Officer of FSP Corp. and has held those positions since May 2016. Mr. Anchondo joined FSP Corp. in 2015 as Senior Vice President of Operations. Mr. Anchondo is responsible for ensuring that the Company has the proper operational controls, administrative and reporting procedures, and people systems and infrastructure in place to effectively grow the organization and maintain financial strength and operating efficiency. Prior to joining FSP Corp., from July 2014 to December 2014, Mr. Anchondo provided consulting services to the retail banking division of ISBAN, which is part of the Technology and Operations division of the Santander Group of financial institutions. From May 2007 to July 2013, Mr. Anchondo was employed by Mercer, a global consulting leader in talent, health, retirement, and investments, as an Employee Education Manager across all lines of Mercer’s business. From May 2005 to May 2007, Mr. Anchondo was a Communications Consultant at New York Life Investment Management. From December 2002 to May 2005, Mr. Anchondo worked in the Preferred Client Services Group at Putnam Investments. Mr. Anchondo is a graduate of Boston University (B.A.) and Cornell University (M.B.A.).

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

Each of the BofA Term Loan, the BMO Term Loan, the Series A Notes or the Series B Notes (each as defined in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations) matures on April 1, 2026. There can be no assurance that we will be able to refinance this indebtedness at maturity, or if we were able to do so, that any such refinancings would be on terms as favorable as the terms currently applicable to the BofA Term Loan, the BMO Term Loan, the Series A Notes, or the Series B Notes, and we may not be able to otherwise obtain funds by selling assets or raising equity to make required payments on the BofA Term Loan, the BMO Term Loan, the Series A Notes or the Series B Notes. If we are unable to refinance or repay the BofA Term Loan, the BMO Term Loan, the Series A Notes or the Series B Notes at maturity or otherwise meet our payment obligations, we would be in default under the terms of the applicable indebtedness and our operations and financial condition would be materially and adversely affected.

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

As of each of December 31, 2024 and February 6, 2025, we had $55.6 million outstanding under the BofA Term Loan. Interest on the BofA Term Loan bears interest at variable rates based on a spread over SOFR and includes a 5.00% floor on SOFR.

As of each of December 31, 2024 and February 6, 2025, we had $71.1 million outstanding under the BMO Term Loan. Interest on the BMO Term Loan bears interest at variable rates based on a spread over SOFR and includes a 5.00% floor on SOFR.

During 2024, the Federal Reserve lowered the federal funds rate target three times, most recently decreasing it by 25 basis points on December 18, 2024, to a range of 4.25% to 4.50%. If interest rates increase, then the interest costs on our unhedged variable rate debt will also increase, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to stockholders. In addition, rising interest rates could limit our ability to incur new debt or to refinance existing debt when it matures. From time to time, we may enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges. In addition, increases in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions, to incur new debt or refinance existing debt when it matures.

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

If we do not repay a portion of our indebtedness by March 31, 2025, our interest costs will increase.

The terms of the BofA Term Loan and the BMO Term Loan provide that if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, then the spread over SOFR or the base rate, as applicable, will permanently increase by 100 basis points, from 300 basis points to 400 basis points in the case of SOFR, and from 200 basis points to 300 basis points in the case of the base rate. The terms of the Senior Notes provide that if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, then the per annum interest rates applicable to the Series A Notes and the Series B Notes will permanently increase by 1.00% from 8.00% per annum to 9.00% per annum.

We currently have approximately $250.3 million of indebtedness outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes. Therefore, if we do not repay approximately $50.3 million of our indebtedness by March 31, 2025, the interest rate on each of our BMO Term Loan, the BofA Term Loan and the Senior Rates will permanently increase by 1%. An increase in our interest costs would adversely affect our cash flow and could adversely affect our capacity to pay principal and interest on our debt and our ability to make distributions to stockholders. In addition, increased interest rates on our outstanding indebtedness could adversely affect our ability to incur new debt or to refinance our existing debt when it matures.

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

Although recent indicators suggest that economic activity has expanded at a modest pace, the global economy continues to experience significant disruptions and uncertainty as a result of various factors, including geopolitical events such as the wars and conflicts in Ukraine and the Middle East, increasing tensions with China and Iran, the long-term impact of the COVID-19 pandemic and continuing supply chain difficulties. Because economic conditions directly affect the demand for office space, our primary income producing asset, broad economic market conditions in the United States, including uncertainty over interest rates, slower growth, stock market volatility or recession fears, could have a material adverse effect on our earnings and financial condition. Economic conditions may be affected by numerous other factors, including but not limited to, inflation and employment levels, energy prices, uncertainty about government fiscal, monetary, trade and tax policies, changes in currency exchange rates, the regulatory environment and the availability of credit. Future economic factors also may negatively affect the demand for office space, real estate values, occupancy levels and property income.

If we are not able to collect sufficient rents from each of our owned real properties or collect interest on the Sponsored REIT Loan, we may suffer significant operating losses or a reduction in cash available for future dividends.

A substantial portion of our revenue is generated by the rental income of our real properties.  If our properties do not provide us with a steady rental income, our revenues will decrease, which may cause us to incur operating losses in the future.  In addition, if our properties do not provide us with rental income or we do not collect interest income from the Sponsored REIT Loan, it will reduce the cash available for distribution to our stockholders.

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

As of December 31, 2024, approximately 25% of our tenants as a percentage of the total rentable square feet operated in the energy services industry. An economic downturn in these or any industry in which a high concentration of our tenants operate or in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us, which could adversely affect our financial condition and results of operations.

We face risks from geographic concentration.

The properties in our portfolio as of December 31, 2024, by aggregate square footage, are distributed geographically as follows: West — 42.6%, South — 38.0% and Midwest — 19.4%. However, within certain of those regions, we hold a larger concentration of our properties in Denver, Colorado — 42.6%, Houston, Texas — 23.7%, Minneapolis, Minnesota — 15.1%, and Dallas, Texas — 14.3%. We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions. As the Dallas, Denver and Houston metropolitan areas have a significant presence in the energy sector, a prolonged period of low oil or natural gas prices, or other factors negatively impacting the energy industry, could have an adverse impact on our ability to maintain the occupancy of our properties in those areas or could cause us to lease space at rates below current in-place rents, or at rates below the rates we have leased space in those areas in the prior year. In addition, factors negatively impacting the energy industry could reduce the market values of our properties in those areas, which could reduce our net asset value and adversely affect our financial condition and results of operations, or cause a decline in the value of our common stock.

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

As of December 31, 2024, we owned 14 properties. Some or all of these properties may decline in value. To the extent our real properties decline in value, our stockholders could lose some or all of the value of their investments. The value of our common stock may be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us. Moreover, if we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs, respectively, or if we are forced to lease real property at below market rates because of the condition of the property or general economic or local market conditions, our results of operations would be adversely affected and such negative results of operations may result in lower dividends being paid to holders of our common stock.

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

We do not believe that there are any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us or our business strategy, results of operations or financial condition. See “Security breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer." in “Item 1A. Risk Factors” for additional information.

The Audit Committee of our Board of Directors provides direct oversight over cybersecurity risk and provides updates to the Board of Directors regarding such oversight. The Audit Committee receives quarterly updates from management regarding cybersecurity matters and is notified between such updates regarding significant new cybersecurity threats or incidents.

Our Vice President and Director of Information Technology leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. Prior to his approximately 15 years overseeing and securing our information technology operations, our Vice President and Director of Information Technology held various roles during his approximately 9 years of tenure at USI New England, most recently overseeing and securing their information technology operations as Regional IT Manager. This experience is reinforced with regular cybersecurity training from industry leading organizations such as the SANS Institute and ISC2.

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

Item 2.Properties

Set forth below is information regarding our properties as of December 31, 2024:

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/24	of Tenants	Major Tenants (2)

Office
16285 Park Ten Place	6/27/02	157,609	83.5%	7	Blade Energy Partners, Ltd.
Houston, TX 77084					Baytex Energy USA, Inc.
					Edge Engineering & Science, LLC
					Liberty Lift Solutions, LLC

15601 Dallas Parkway	9/30/02	289,333	79.9%	13	Cyxtera Management Inc.
Addison, TX 75001					WDT Acquisition Corporation
					Aerotek, Inc.
					CarOffer, LLC

1293 Eldridge Parkway	1/16/04	248,399	100.0%	1	CITGO Petroleum Corporation
Houston, TX 77077

6550 & 6560 Greenwood Plaza Englewood, CO 80111	2/24/05	196,236	65.0%	2	Kaiser Foundation Health Plan, Inc.

16290 Katy Freeway	9/28/05	156,746	75.5%	6	Olin Corporation
Houston, TX 77094					Bluware, Inc.

5055 & 5057 Keller Springs Rd.	2/24/06	217,841	78.4%	22	See Footnote 3
Addison, TX 75001

121 South Eighth Street Minneapolis, MN 55402	6/29/10	297,541	78.5%	33	Schwegman, Lundberg & Woessner

801 Marquette Ave. South	6/29/10	129,691	91.8%	3	Workbox Marquette MN, LLC
Minneapolis, MN 55402					Greater Minneapolis Convention & Visitor Association
					Deluxe Corporation

5100 & 5160 Tennyson Parkway Plano, TX 75024	3/10/11	209,562	51.0%	6	ARK-LA-TEX Financial Services, LLC

10370 & 10350 Richmond Ave.	11/1/12	629,025	65.5%	43	See Footnote 3
Houston, TX 77042

1999 Broadway	5/22/13	682,639	50.2%	28	United States Government
Denver, CO 80202

1001 17th Street Denver CO, 80202	8/28/13	649,400	75.4%	16	Permian Resources Operating, LLC
					Hall and Evans, LLC
					Ping Identity Corp.

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/24	of Tenants	Major Tenants (2)
45 South Seventh Street	6/6/16	330,096	52.8%	16	PwC US Group
Minneapolis, MN 55402

600 17th Street	12/1/16	612,135	77.1%	32	EOG Resources, Inc.
Denver, CO 80202

120 Monument Circle	1/1/23	213,760	4.1%	2	See Footnote 3
Indianapolis, IN

Total Owned & Consolidated Portfolio		5,020,013	67.5%

(1)	Date of purchase or merged entity date of purchase.
(2)	Major tenants that occupy 10% or more of the space in an individual property.
(3)	No tenant occupies more than 10% of the space.

All of the properties listed above are owned, directly or indirectly, by us, except for Monument Circle which is a consolidated variable interest entity. None of our owned properties are subject to any mortgage loans. We have no other material undeveloped or unimproved properties, or proposed programs for material renovation or development of any of our properties in 2025. We believe that our properties are adequately covered by insurance as of December 31, 2024.

The information presented below provides the weighted average GAAP rent per square foot for the year ended December 31, 2024 for our properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	December 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2024 (a)	Square Feet (b)

120 Monument Circle	Indianapolis	IN	1992	213,760	8,721	4.1%	34.63
121 South 8th Street	Minneapolis	MN	1974	297,541	224,733	75.5%	25.80
801 Marquette Ave	Minneapolis	MN	1923/2017	129,691	119,108	91.8%	25.90
Plaza Seven	Minneapolis	MN	1987	330,096	187,099	56.7%	30.48
Midwest Total				971,088	539,661	55.6%	27.59
Park Ten	Houston	TX	1999	157,609	119,925	76.1%	28.95
Addison Circle	Addison	TX	1999	289,333	229,817	79.4%	35.06
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	27.43
Park Ten Phase II	Houston	TX	2006	156,746	123,187	78.6%	29.75
Liberty Plaza	Addison	TX	1985	217,841	163,337	75.0%	26.51
Legacy Tennyson Center	Plano	TX	1999/2008	209,562	108,574	51.8%	30.81
Westchase I & II	Houston	TX	1983/2008	629,025	386,850	61.5%	27.55
South Total				1,908,515	1,380,089	72.3%	29.23
1999 Broadway	Denver	CO	1986	682,639	347,259	50.9%	35.30
1001 17th Street	Denver	CO	1977/2006	649,400	462,048	71.2%	38.56
600 17th Street	Denver	CO	1982	612,135	475,629	77.7%	34.82
Greenwood Plaza	Englewood	CO	2000	196,236	128,181	65.3%	31.25
West Total				2,140,410	1,413,117	66.0%	35.84

Total Owned & Consolidated Properties				5,020,013	3,332,867	66.4%	$31.77
(a)	Based on weighted occupied square feet for the year ended December 31, 2024, including month-to-month tenants, divided by the property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the year ended December 31, 2024 per weighted occupied square foot.

The information presented below is a lease expiration table for ten years and thereafter, stating (i) the number of tenants whose leases will expire, (ii) the total area in square feet covered by such leases, (iii) the annual rental represented by such leases in dollars and by square feet, and (iv) the percentage of gross annual rental represented by such leases.

			Rentable			Annualized	Percentage
	Number of		Square			Rent	of Total
Year of	Leases		Footage		Annualized	Per Square	Annualized
Lease	Expiring		Subject to		Rent Under	Foot Under	Rent Under
Expiration	Within the		Expiring		Expiring	Expiring	Expiring	Cumulative
December 31,	Year (a)		Leases		Leases (b)	Leases	Leases	Total

2025	41	(c)	321,725		$10,682,388	$33.20	10.0%	10.0%
2026	42		609,509		21,851,095	35.85	20.5%	30.5%
2027	30		301,642		10,532,884	34.92	9.9%	40.4%
2028	26		259,540		8,008,461	30.86	7.5%	47.9%
2029	32		486,384		15,411,441	31.69	14.4%	62.3%
2030	18		242,551		7,531,497	31.05	7.1%	69.4%
2031	10		266,031		10,234,815	38.47	9.6%	79.0%
2032	7		61,352		36,441	0.59	0%	79.0%
2033	8		390,287		11,546,827	29.59	10.8%	89.8%
2034	5		51,384		1,552,826	30.22	1.5%	91.3%
2035 and thereafter	22		396,632	(d)	9,330,944	23.53	8.7%	100.0%
Leased total	241		3,387,037		$106,719,619	$31.51	100.0%
Vacancies as of 12/31/24			1,632,976
Total Portfolio Square Footage			5,020,013
(a)	The number of leases approximates the number of tenants. Tenants with lease maturities in different years are included in annual totals for each lease. Tenants may have multiple leases in the same year.
(b)	Annualized rent represents the monthly rent charged, including tenant reimbursements, for each lease in effect at December 31, 2024 multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.
(c)	Includes 2 leases that are month-to-month.
(d)	Includes 51,088 square feet that are non-revenue producing building amenities.

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

As of January 17, 2025, there were 10,497 holders of our common stock, including both holders of record and participants in securities position listings.

While not guaranteed, we expect to continue to pay cash dividends on our common stock in the future. See Part I, Item 1A, Risk Factors, “Our level of dividends may fluctuate.” for additional information.

STOCK PERFORMANCE GRAPH

In accordance with SEC regulations, the following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2019 and December 31, 2024 with the cumulative total return of (1) the FTSE NAREIT Equity Office Index (“NAREIT Office”), (2) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), and (3) the Russell 2000 Total Return Index (“Russell 2000”) over the same period. This graph assumes the investment of $100.00 on December 31, 2019 and assumes that any distributions are reinvested.

	As of December 31,
	2019	2020	2021	2022	2023	2024
FSP	$100	$55	$84	$40	$39	$28
S&P 500	100	118	152	125	158	197
Russell 2000	100	12	138	110	128	143
NAREIT Office	100	82	100	62	63	77

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

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, adverse changes in general economic or local market conditions, including the impact of recessionary concerns, inflation, energy prices and interest rates, as well as those resulting from the COVID-19 pandemic, and the impact of work-from-home and return-to-work policies, and other potential infectious disease outbreaks and terrorist attacks or other acts of violence, which may negatively affect the markets in which we and our tenants operate, our inability to extend and/or refinance our debt or effect asset sales sufficient to repay such debt prior to the maturity dates thereof, adverse changes in energy prices, which if sustained, could negatively impact occupancy and rental rates in the markets in which we own properties, including energy-influenced markets such as Dallas, Denver and Houston, expectations for future potential property dispositions, expectations for future potential leasing activity, expectations for the potential payment of special dividends, changes in interest rates as a result of economic market conditions, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, uncertainties relating to fiscal policy, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, delays in construction schedules, unanticipated increases in construction costs, unanticipated repairs, increases in the level of general and administrative costs as a percentage of revenues as revenues decrease as a result of property dispositions, additional staffing, insurance increases and real estate tax valuation reassessments. See “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

As of December 31, 2024, approximately 4.8 million square feet, or approximately 95.7% of our total owned and consolidated portfolio, was located in Dallas, Denver, Houston and Minneapolis.

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

We continue to believe that the current price of our common stock does not accurately reflect the intrinsic value of our underlying real estate assets and we will seek to increase shareholder value by (1) pursuing the sale of select properties where we believe that short to intermediate term valuation potential has been reached and (2) striving to lease vacant space. As we continue to execute this strategy, our revenue, Funds From Operations, and capital expenditures may decrease in the short term. Proceeds from dispositions are intended to be used primarily for the repayment of debt.

For the year ended December 31, 2024, our disposition strategy resulted in aggregate gross sale proceeds of $100.0 million. On February 21, 2024, we repaid an aggregate amount of $102 million of debt in connection with the extensions of our BofA Term Loan, BMO Term Loan, our Series A Notes and our Series B Notes (each as defined in Liquidity and Capital Resources below). On July 10, 2024 and October 25, 2024, we repaid an aggregate amount of $25.3 million and $27.4 million, respectively, of our debt previously outstanding under the BofA Term Loan, BMO Term Loan, Series A Notes and Series B Notes (each as defined in Liquidity and Capital Resources below).

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

As of February 21, 2024, the interest rate applicable to borrowings under the Senior Notes (as defined in Liquidity and Capital Resources below) was no longer based on the credit rating of our debt. The credit rating for our senior unsecured debt was downgraded by Moody’s Investor Service from Ba1 to Ba3 on April 12, 2023, and from Ba3 to B3 on June 14, 2023. As of December 31, 2024, our credit rating remains at B3.

Trends and Uncertainties

Long-Term Impact of COVID-19 Pandemic

Considerable uncertainty still surrounds the long-term impact of the COVID-19 pandemic and its potential effects on the population, including the spread of more contagious variants of the virus, and on the commercial real estate market and our business. Many of our tenants still do not fully occupy the space that they lease. The impact of the COVID-19 pandemic continues to present material uncertainty and risk with respect to the performance of our properties and our financial results, such as the potential negative impact to the businesses of our tenants, the impact of work-from-home and return-to-work policies, the potential negative impact to leasing efforts and occupancy at our properties, uncertainty regarding future rent collection levels or requests for rent concessions from our tenants, the occurrence of a default under any of our debt agreements, the potential for increased borrowing costs, negative impacts on our ability to refinance existing indebtedness or to secure new sources of capital on favorable terms, fluctuations in our level of dividends, increased costs of operations, making more difficult our ability to complete required capital expenditures in a timely manner and on budget, decreases in values of our real estate assets, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. We are unable to estimate the full extent of the long-term impact that the COVID-19 pandemic will have on our future financial results at this time. The long-term impact of the COVID-19 pandemic has had and may continue to have an adverse impact on our financial condition and results of operations. This impact could be materially adverse to the extent that the long-term impact of the COVID-19 pandemic, or future pandemics, cause tenants to be unable to pay their rent or reduce the demand for commercial real estate, or cause other impacts described below.” in Item 1A. “Risk Factors”.

Economic Conditions

Although recent indicators suggest that economic activity has expanded at a modest pace, the global economy continues to experience significant disruptions as a result of various factors, including geopolitical events such as the wars conflicts in Ukraine and the Middle East, increasing tensions with China and Iran, the long-term impact of the COVID-19 pandemic and continuing supply chain difficulties. In addition, various economic factors, including but not limited to, inflation and interest rates, are contributing to recessionary concerns for the economy of the United States. Economic conditions directly affect the demand for office space, our primary income producing asset. In addition, the broad economic market conditions in the United States are typically affected by numerous other factors, including but not limited to, employment levels, energy prices, uncertainty about government fiscal, monetary, trade and tax policies, changes in currency exchange rates, the regulatory environment and the availability of credit. During 2023 and 2024, the

Federal Reserve adjusted the federal funds rate target several times, most recently decreasing it by 25 basis points on December 18, 2024, to a range of 4.25% to 4.50%. If interest rates increase, then the interest costs on our unhedged variable rate debt would be adversely affected, which could in turn adversely affect our cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to stockholders. As of December 31, 2024, approximately 50.6% of our total debt constituted unhedged variable rate debt. Increased interest rates could also decrease the amount third parties are willing to pay for our assets and limit our ability to incur new debt or refinance existing debt when it matures. As of the date of this report, the impact of current economic conditions and geopolitical events and the long-term impact of the COVID-19 pandemic are adversely affecting the demand for office space in the United States.

Real Estate Operations

As of December 31, 2024, our real estate portfolio was comprised of 14 owned properties, which we refer to as our owned properties, and a non-controlling common stock interest in the corporation that is the sole member of FSP Monument Circle LLC, which corporation was organized to operate as a real estate investment trust, which we refer to as the Sponsored REIT. The Sponsored REIT, which we also refer to as Monument Circle, was consolidated effective January 1, 2023. We refer to these 15 properties as our owned and consolidated properties. Our owned properties were approximately 70.3% leased as of December 31, 2024, a decrease from 74.0% leased as of December 31, 2023. The 3.7% decrease in leased space was primarily a result of lease maturities that occurred during the year ended December 31, 2024, and the impact on leased percentage from the disposition of properties on January 26, 2024, July 8, 2024 and October 23, 2024, respectively. These decreases were partially offset by new leasing during the year ended December 31, 2024. As of December 31, 2024, we had approximately 1,428,000 square feet of vacancy in our owned properties compared to approximately 1,445,000 square feet of vacancy as of December 31, 2023. During the year ended December 31, 2024, we leased approximately 616,000 square feet of office space in our owned properties, of which approximately 445,000 square feet were with existing tenants, at a weighted average term of 6.3 years. On average, tenant improvements for such leases were $26.06 per square foot, lease commissions were $9.72 per square foot and rent concessions were approximately four months of free rent. Average GAAP base rents under such leases were $30.06 per square foot, or 8.2% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2023.

Our owned and consolidated properties were approximately 67.5% leased as of December 31, 2024, compared to 71.5% leased as of December 31, 2023. The difference is primarily a result of property sales and lease expirations during 2024, which were partially offset by leasing achieved during 2024.

During 2024, 2023 and 2022, we had no redevelopment properties.

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

As of December 31, 2024, leases for approximately 6.4% and 12.1% of the square footage in our owned portfolio are scheduled to expire during 2025 and 2026, respectively. As the first quarter of 2025 begins, we believe that:

●	approximately half of our operating properties are stabilized with leased occupancy of 75% or more; and
●	our remaining operating properties are value add in nature with leased occupancy of less than 75%.

Existing vacancy is being actively marketed to numerous potential tenants. While leasing activity at our properties has continued, we believe that the impact of geopolitical events, current economic conditions and the long-term impact of the COVID-19 pandemic may limit or delay new tenant leasing during at least the first quarter of 2025 and potentially in future periods.

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

Real Estate Acquisition and Investment Activity

During 2024:

●	on September 27, 2024, we agreed to extend the maturity date of our existing loan to Monument Circle that is secured by a mortgage on real estate owned by Monument Circle, which we refer to as the Sponsored REIT Loan, to September 30, 2025.

During 2023:

●	on September 26, 2023, we agreed to extend the maturity date of the Sponsored REIT Loan, to September 30, 2024.

During 2022:

●	we continued to actively explore additional potential real estate investment opportunities.

Property Dispositions and Assets Held for Sale

During 2024, we sold an office property located in Richardson, Texas on January 26, 2024, for a gross sales price of $35 million. The property was classified as held for sale as of December 31, 2023, and an impairment of $2.1 million had been recorded during the year ended December 31, 2023. An additional $5,000 of costs related to the sale were recorded during the three months ended March 31, 2024. During the three months ended June 30, 2024, the Company entered into an agreement to sell a property in Glen Allen, Virginia for a gross sales price of approximately $31.0 million at an expected loss of $13.2 million, which was recorded as an impairment. The property was sold on July 8, 2024, at the expected loss. During the three months ended September 30, 2024, we entered into a new agreement to sell a property in Atlanta, Georgia, which was previously classified as an asset held for sale during 2023 pursuant to a previous agreement that was terminated on November 15, 2023. We increased the expected loss on this property by $6.6 million to $27.2 million when we entered into this new agreement to sell the property for a gross sales price of $34.0 million. The property was sold on October 23, 2024, with a $0.4 million increase to loss from final sales adjustments on the date of sale.

During 2023, we sold an office property located in Elk Grove, Illinois on March 10, 2023, for a gross sales price of $29.1 million, at a gain of approximately $8.4 million. During the three months ended June 30, 2023, we entered into an agreement to sell a property in Charlotte, North Carolina at an expected loss of $0.8 million, which was recorded as an impairment, and we classified the property as an asset held for sale as of June 30, 2023. The property was sold on August 9, 2023, for a gross sales price of $9.2 million, at a loss of $0.8 million, which had been our expected loss. During the three months ended September 30, 2023, we recorded a gain on sale of $53,000 as a result of conveying approximately 7,826 square feet of land at our Addison, Texas property to the Town of Addison as part of a road revitalization project. In addition, during the three months ended September 30, 2023, we executed purchase and sale agreements with four different unrelated purchasers for the potential sale of four properties. Three of these potential dispositions were classified as assets held for sale as of September 30, 2023. On October 26, 2023, we completed the sale of one of the assets held for sale as of September 30, 2023, an office building located in Plano, Texas for a gross sales price of $48.0 million at a gain of approximately $10.6 million. On December 6, 2023, we sold another of the assets held for sale, an office property located in Miami, Florida for a gross sales price of $68.0 million at a loss of approximately $18.9 million. The one remaining asset held for sale was expected to sell for a gross sales price of $40.0 million at a loss of approximately $20.5 million, which was recorded as an impairment as of September 30, 2023;

however, on November 15, 2023, we received notice from the buyer indicating that the buyer was terminating the transaction and directing the deposit and interest be disbursed to us.

During 2022, we sold two office properties located in Broomfield, Colorado on August 31, 2022 for an aggregate sales price of $102.5 million, at a gain of approximately $24.1 million. We also sold an office property in Evanston, Illinois on December 28, 2022, for a gross sales price of approximately $27.8 million, at a gain of $3.4 million. There were no properties held for sale as of December 31, 2022.

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

We continue to believe that the current price of our common stock does not accurately reflect the intrinsic value of our underlying real estate assets, and we will seek to increase shareholder value by (1) pursuing the sale of select properties where we believe that short to intermediate term valuation potential has been reached and (2) striving to lease vacant space. As we continue to execute this strategy, our revenue, Funds From Operations, and capital expenditures may decrease in the short term. Proceeds from dispositions are intended to be used primarily for the repayment of debt.

Critical Accounting Estimates

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed below. Significant estimates in the consolidated financial statements include purchase price allocations and impairment considerations.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in sponsored REITs and our investments in real property. These policies affect our:

●	allocation of purchase price; and
●	assessment of the carrying values and impairments of long lived assets;

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

Results of Operations

The following table shows financial results for the years ended December 31, 2024 and 2023.

	Year ended December 31,
(in thousands)	2024	2023	Change
Revenues:
Rental	$120,080	$145,446	$(25,366)
Other	32	261	(229)
Total revenues	120,112	145,707	(25,595)
Expenses:
Real estate operating expenses	45,043	50,732	(5,689)
Real estate taxes and insurance	22,716	27,200	(4,484)
Depreciation and amortization	44,774	54,738	(9,964)
General and administrative	13,884	14,021	(137)
Interest	26,424	24,318	2,106
Total expenses	152,841	171,009	(18,168)

Loss on extinguishment of debt	(1,042)	(106)	(936)
Gain on consolidation of Sponsored REIT	—	394	(394)
Loss on sale of properties and impairment of assets held for sale, net	(20,826)	(23,384)	2,558
Interest income	2,090	567	1,523
Loss before taxes	(52,507)	(47,831)	(4,676)
Tax expense	216	279	(63)
Net loss	$(52,723)	$(48,110)	$(4,613)

Comparison of the year ended December 31, 2024 to the year ended December 31, 2023

Revenues

Total revenues decreased by $25.6 million to $120.1 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $25.4 million arising primarily from the sale of three properties during 2024 and four properties in 2023 and other losses of rental income from lease expirations during the periods presented. These decreases were partially offset by rental income earned from leases commencing after December 31, 2023. Our leased space in our owned and consolidated properties was 67.5% as of December 31, 2024, as compared to 71.5% as of December 31, 2023.
●	A decrease in other income of $0.2 million during 2024 compared to 2023 from a deposit that was forfeited by a potential buyer in 2023 for a property in Atlanta, Georgia that we had under agreement when the transaction was terminated.

Expenses

Total expenses decreased by $18.2 million to $152.8 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $10.2 million was primarily attributable to the property dispositions noted above.
●	A decrease in depreciation and amortization of approximately $10.0 million was primarily attributable to the property dispositions noted above.
●	A decrease in general and administrative expenses of $0.1 million, which was primarily attributable to lower personnel costs, which were partially offset by higher professional fees related to debt transactions completed in 2024 and the costs associated with adding a new director to our Board of Directors in the fourth quarter of 2024.

These decreases were partially offset by:

●	An increase in interest expense of approximately $2.1 million. The increase was primarily due to higher interest expense as a result of higher interest rates under the loan amendments we entered into in February 2024, which are described below and was partially offset by a lower principal amount of debt outstanding compared to the year ended December 31, 2023.

Loss on extinguishment of debt

During the years ended December 31, 2024 and December 31, 2023, we repaid debt and incurred a loss on extinguishment of debt of approximately $1.1 million and $0.1 million, respectively, related to unamortized deferred financing costs on the dates of the repayments.

Gain on consolidation of Sponsored REIT

During the year ended December 31, 2023, we recorded a gain on consolidation of Sponsored REIT as a result of reducing the Monument Circle loan loss reserve, which resulted in a $0.4 million gain.

Gain and loss on sale of properties and impairment of assets held for sale

During the three months ended March 31, 2023, we sold an office property located in Elk Grove, Illinois on March 10, 2023, for a gross sales price of $29.1 million, at a gain of approximately $8.4 million.

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

During the three months ended September 30, 2023, we entered into an agreement to sell a property in Miami, Florida, known as Blue Lagoon, for a gross sales price of approximately $68.0 million at an expected loss of $19.2 million that was recorded as an impairment loss. We completed the sale of the property on December 6, 2023 at an actual loss of $18.9 million. During the three months ended September 30, 2023, we entered into an agreement to sell a property in Atlanta, Georgia for a gross sales price of approximately $40.0 million, at an expected loss of $20.5 million that was recorded as an impairment loss. On October 26, 2023, we completed the sale of an asset held for sale as of September 30, 2023, which was an office building located in Plano, Texas for a gross sales price of $48.0 million at a gain of approximately $10.6 million. During the three months ended September 30, 2023, we entered into a purchase and sales agreement, which was subsequently amended, to sell a property located in Richardson, Texas for a gross sales price of $35 million, at an expected loss of $2.1 million that was recorded as an impairment loss during the three months ended December 31, 2023. The property sold on January 26, 2024, at the expected loss.

During the three months ended June 30, 2024, we entered into an agreement to sell a property in Glen Allen, Virginia for a gross sales price of approximately $31.0 million at an expected loss of $13.2 million that was recorded as an impairment, and we classified the property as an asset held for sale as of June 30, 2024. The property was sold on July 8, 2024, at the expected loss. During the three months ended September 30, 2024, an additional $0.7 million in costs related to the sale of properties previously sold were recorded.

During the three months ended September 30, 2024, we entered into a new agreement to sell a property in Atlanta, Georgia, which was classified as an asset held for sale, for a gross sales price of $34.0 million, and recorded an additional impairment loss of $6.6 million based on the fair value less cost to sell. The property sold on October 23, 2024, with a $0.4 million increase to loss from final sales adjustments on the date of sale.

Interest Income

Interest income increased $1.5 million to $2.1 million during the year ended December 31, 2024, compared to the year ended December 31, 2023. During the three months ended December 31, 2023, we invested disposition proceeds in an interest-bearing account and earned $0.6 million in interest income. During 2024, we used a portion of the disposition proceeds to reduce debt and earned $2.1 million in interest income from proceeds that remained invested.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which was $0.2 million during the year ended December 31, 2024, compared to $0.3 million during the year ended December 31, 2023.

Net income and loss

Net loss for year ended December 31, 2024, was $52.7 million compared to $48.1 million for the year ended December 31, 2023, for the reasons described above.

The following table shows financial results for the years ended December 31, 2023 and 2022.

	Year ended December 31,
(in thousands)	2023	2022	Change
Revenues:
Rental	$145,446	$163,739	$(18,293)
Related party revenue:
Management fees and interest income from loans	—	1,855	(1,855)
Other	261	21	240
Total revenues	145,707	165,615	(19,908)
Expenses:
Real estate operating expenses	50,732	52,820	(2,088)
Real estate taxes and insurance	27,200	34,620	(7,420)
Depreciation and amortization	54,738	63,808	(9,070)
General and administrative	14,021	13,885	136
Interest	24,318	22,808	1,510
Total expenses	171,009	187,941	(16,932)

Loss on extinguishment of debt	(106)	(78)	(28)
Gain on consolidation of Sponsored REIT	394	—	394
Impairment and loan loss reserve	—	(4,237)	4,237
Gain (loss) on sale of properties and impairments of assets held for sale, net	(23,384)	27,939	(51,323)
Interest income	567	—	567
Income (loss) before taxes	(47,831)	1,298	(49,129)
Tax expense	279	204	75
Net income (loss)	$(48,110)	$1,094	$(49,204)

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

Gain and loss on sale of properties and impairment

During the three months ended March 31, 2023, we sold an office property located in Elk Grove, Illinois on March 10, 2023, for a gross sales price of $29.1 million, at a gain of approximately $8.4 million.

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

During the three months ended September 30, 2023, we entered into an agreement to sell a property in Miami, Florida, known as Blue Lagoon, for a gross sales price of approximately $68.0 million at an expected loss of $19.2 million that was recorded as an impairment loss. We completed the sale of the property on December 6, 2023 at an actual loss of $18.9 million. During the three months ended September 30, 2023, we entered into an agreement to sell a property in Atlanta, Georgia for a gross sales price of approximately $40.0 million, at an expected loss of $20.5 million that was recorded as an impairment loss. On October 26, 2023, we completed the sale of an asset held for sale as of September 30, 2023, which was an office building located in Plano, Texas for a gross sales price of $48.0 million at a gain of approximately $10.6 million. During the three months ended September 30, 2023, we entered into a purchase and sales agreement, which was subsequently amended, to sell a property located in Richardson, Texas for a gross sales price of $35 million, at an expected loss of $2.1 million that was recorded as an impairment loss during the three months ended December 31, 2023.

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

.

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

The calculations of FFO are shown in the following table:

	For the year ended December 31,
(in thousands):	2024	2023	2022
Net income (loss)	$(52,723)	$(48,110)	$1,094
Gain on consolidation of Sponsored REIT	—	(394)	4,237
(Gain) loss on sale of properties and impairment of assets held for sale, net	20,826	23,384	(27,939)
Depreciation and amortization	44,757	54,694	63,689
NAREIT FFO	12,860	29,574	41,081
Lease Acquisition costs	426	390	262

Funds From Operations	$13,286	$29,964	$41,343

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

	Net Operating Income (NOI)
		Year	Year
(in thousands)	Rentable	Ended	Ended	Inc	%
Region	Square Feet	31-Dec-24	31-Dec-23	(Dec)	Change
MidWest	757	5,753	7,008	(1,255)	(17.9)%
South	1,909	18,139	18,746	(607)	(3.2)%
West	2,140	24,135	25,335	(1,200)	(4.7)%
Property NOI from the continuing portfolio	4,806	48,027	51,089	(3,062)	(6.0)%
Dispositions, Non-Operating, Development or Redevelopment		3,135	14,905	(11,770)	(16.5)%
Property NOI		$51,162	$65,994	$(14,832)	(22.5)%

Same Store		$48,027	$51,089	$(3,062)	(6.0)%

Less Nonrecurring
Items in NOI (a)		764	2,295	(1,531)	2.9%

Comparative
Same Store		$47,263	$48,794	$(1,531)	(3.1)%

	Year	Year
	Ended	Ended
Reconciliation to Net loss	31-Dec-24	31-Dec-23
Net loss	$(52,723)	$(48,110)
Add (deduct):
Loss on extinguishment of debt	1,042	106
Gain on consolidation of Sponsored REIT	—	(394)
Gain on sale of property	20,826	23,384
Management fee income	(1,713)	(1,707)
Depreciation and amortization	44,775	54,738
Amortization of above/below market leases	(18)	(45)
General and administrative	13,884	14,021
Interest expense	26,425	24,318
Interest income	(2,091)	(567)
Non-property specific items, net	755	250
Property NOI	$51,162	$65,994
(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

Liquidity and Capital Resources

Cash and cash equivalents were $42.7 million and $127.9 million at December 31, 2024 and December 31, 2023, respectively. The decrease of $85.2 million is attributable to $9.0 million provided by operating activities, plus $70.3 million provided by investing activities less $164.5 million used in financing activities. Management believes that existing cash and cash anticipated to be generated internally by operations, including property dispositions, will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and property dispositions. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties, property dispositions and our interest costs.

Operating Activities

Cash provided by our operating activities for the year ended December 31, 2024 of $9.0 million was primarily attributable to a net loss of $52.7 million excluding net losses on sale of properties of $20.8 million, plus the add-back of $50.7 million of non-cash expenses, less $6.1 million increase in payments of deferred leasing commissions, less a $4.3 million increase in accounts payable and accrued expenses, less a $0.7 million increase in lease acquisition costs plus an increase in tenant rent receivables of $0.9 million and a $0.4 million increase in prepaid expenses and other assets.

Investing Activities

Cash provided by investing activities for the year ended December 31, 2024 of $70.3 million was primarily attributable to proceeds from the sale of three properties of $95.5 million, which was partially offset by capital expenditures and office equipment investments of approximately $25.2 million.

Financing Activities

Cash used in financing activities for the year ended December 31, 2024 of $164.5 million is primarily attributable to repayment of a portion of the BMO Term Loan (defined below) of $43.9 million, repayment of a portion of the BofA Revolver (defined below) of $22.7 million, repayment of a portion of the BofA Term Loan (defined below) of $11.7 million, repayment of a portion of the Senior Notes (defined below) of $76.4 million, payment of deferred financing costs of $5.7 million and payment of distributions to stockholders of $4.1 million.

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

BMO Term Loan

We have a term loan borrowing in the aggregate principal amount of approximately $71.1 million as of December 31, 2024, which we refer to as the BMO Term Loan, with Bank of Montreal, as administrative agent, and the other lending institutions party thereto, that matures on April 1, 2026. On February 21, 2024, we amended the BMO Term Loan by entering into a Second Amendment to Second Amended and Restated Credit Agreement with Bank of Montreal and the other lending institutions party thereto, which we refer to as the BMO Second Amendment. The BMO Second Amendment amended the Second Amended and Restated Credit Agreement dated September 27, 2018, which we refer to as the Original BMO Credit Agreement, as amended by the First Amendment to Second Amended and Restated Credit Agreement dated February 10, 2023, which we refer to as the BMO First Amendment, to, among other things: (1) extend the maturity date from October 1, 2024 to April 1, 2026; (2) change the interest rate from either 300 basis points over SOFR (Secured Overnight Financing Rate) or 200 basis points over the base rate to either 300 basis points over SOFR with a floor on SOFR of 500 basis points or 200 basis points over the base rate with a floor on the base rate of 600 basis points; (3) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan (defined below) and the Senior Notes (defined below) exceeds $200 million, the spread over SOFR or the base rate, as applicable, will permanently increase by 100 basis points, from 300 basis points to 400 basis points in the case of SOFR, and from 200 basis points to 300 basis points in the case of the base rate; (4) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by us; (5) require that, within 90 days of the February 21, 2024 effective date of the BMO Second Amendment, certain of our subsidiaries guarantee the BMO Term Loan; (6) require that, within 90 days of the February 21, 2024 effective date of the BMO Second Amendment, we pledge our equity interests in certain of our subsidiaries as collateral for the BMO Term Loan; (7) reduce our minimum fixed charge coverage ratio from 1.50x to 1.25x; and (8) reduce our minimum unsecured interest coverage ratio from 1.75x to 1.25x. We refer to the Original BMO Credit Agreement, as amended by the BMO First Amendment and the BMO Second Amendment, as the BMO Credit Agreement.

The BMO Credit Agreement initially provided for an unsecured term loan borrowing in the amount of $220 million. The BMO Term Loan initially consisted of a $55 million tranche A term loan and a $165 million tranche B term loan. On June 4, 2021, we repaid the tranche A term loan that was scheduled to mature on November 30, 2021, and incurred a loss on extinguishment of debt of $0.1 million related to unamortized deferred financing costs. On February 10, 2023, we repaid a $40 million portion of the tranche B term loan. On August 10, 2023, we repaid an additional $10 million portion of the tranche B term loan. On February 21, 2024, as part of the BMO Second Amendment, we repaid an approximately $29.0 million portion of the tranche B term loan. On July 10, 2024, we repaid an approximately $7.2 million portion of the tranche B term loan from asset sale proceeds of a property located in Glen Allen, Virginia. On October 25, 2024, we repaid an approximately $7.8 million portion of the tranche B term loan from asset sale proceeds of a property located in Atlanta, Georgia. The tranche B term loan matures on April 1, 2026.

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

As of December 31, 2024, the interest rate on the BMO Term Loan was 8.00% per annum. The weighted average variable interest rate on all amounts outstanding under the BMO Term Loan was 8.34% for the year ended December 31, 2024. As of December 31, 2023, the interest rate on the BMO Term Loan was 8.47% per annum. The weighted average variable interest rate on all amounts outstanding under the BMO Term Loan from February 8, 2023, which is when the Company terminated its outstanding interest rate swaps applicable to the BMO Term Loan as described below, through December 31, 2023 was approximately 8.11% per annum.

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

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, use of net cash proceeds from the disposition of property, assets and equity issuances, mandatory prepayments, the requirement to have certain subsidiaries provide guarantees, the requirement to pledge our equity interests in certain subsidiaries as collateral, changes in business, certain restricted payments, repurchases and redemptions of our common stock, going concern qualifications to our financial statements, and transactions with affiliates. In addition, the BMO Credit Agreement also restricts our ability to make quarterly dividend distributions that exceed $0.01 per share of our common stock; provided, however, that notwithstanding such restriction, we are permitted to make dividend distributions based on our good faith estimate of projected or estimated taxable income or otherwise as necessary to retain our status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which we would otherwise be subject. The BMO Credit Agreement also contains financial covenants that require us to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. We were in compliance with the BMO Term Loan financial covenants as of December 31, 2024.

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

BofA Term Loan

As of December 31, 2024, we have a term loan borrowing in the amount of approximately $55.6 million, which we refer to as the BofA Term Loan, with Bank of America, N.A. as administrative agent, and other lending institutions party thereto that matures on April 1, 2026. Prior to February 21, 2024, we referred to the BofA Term Loan as the BofA Revolver. On February 21, 2024, we amended the BofA Term Loan by entering into a Second Amendment to Credit Agreement with the lending institutions party thereto, which we refer to as the BofA Second Amendment. The BofA Second Amendment amended the Credit Agreement dated January 10, 2022, which we refer to as the Original BofA Credit Agreement, as amended by the First Amendment to Credit Agreement dated February 10, 2023, which we refer to as the BofA First Amendment, to, among other things: (1) extend the maturity date from October 1, 2024 to April 1, 2026; (2) convert borrowings from being either revolving loans or letters of credit to a term loan; (3) change the interest rate from 300 basis points over SOFR to 300 basis points over SOFR with a floor on SOFR of 500 basis points; (4) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, the spread over SOFR will permanently increase by 100 basis points from 300 basis points to 400 basis points in the case of SOFR, and from 200 basis points to 300 basis points in the case of the base rate; (5) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by us; (6) require that, within 90 days of the February 21, 2024 effective date of the BofA Second Amendment, certain of our subsidiaries guarantee the BofA Term Loan; (7) require that, within 90 days of the February 21, 2024 effective date of the BofA Second Amendment, we pledge our equity interests in certain of our subsidiaries as collateral for the BofA Term Loan; (8) reduce our minimum fixed charge coverage ratio from 1.50x to 1.25x; and (9) reduce our minimum unsecured interest coverage ratio from 1.75x to 1.25x. We refer to the Original BofA Credit Agreement, as amended by the BofA First Amendment and the BofA Second Amendment, as the BofA Credit Agreement.

Prior to entering into the BofA Second Amendment on February 21, 2024, borrowings made under the BofA Revolver could be revolving loans or letters of credit, the combined sum of which could not exceed $150 million outstanding at any time. On February 10, 2023, we borrowed $40.0 million under the BofA Revolver to repay a portion of the BMO Term Loan. Effective October 1, 2023, availability under the BofA Revolver was reduced to $125 million. As of December 31, 2023, there were borrowings of $90 million drawn and outstanding under the BofA Revolver. On February 21, 2024, as part of the BofA Second Amendment, we repaid an approximately $22.7 million portion of the BofA Revolver. On July 10, 2024, we repaid an approximately $5.6 million portion of the BofA Term Loan from asset sale proceeds of a property located in Glen Allen, Virginia. On October 25, 2024, we repaid an approximately $6.1 million portion of the BofA Term Loan from asset sale proceeds of a property located in Atlanta, Georgia.

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

As of December 31, 2024, the interest rate on the BofA Term Loan was 8.00% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Term Loan was 8.34% for the year ended December 31, 2024. As of December 31, 2023, the interest rate on the BofA Revolver was 8.47% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Revolver through December 31, 2023 was approximately 8.05% per annum.

The BofA Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, use of net cash proceeds from the disposition of property, assets and equity issuances, mandatory prepayments, the requirement to have certain subsidiaries provide guarantees, the requirement to pledge our equity interests in certain subsidiaries as collateral, changes in business, certain restricted payments, repurchases and redemptions of our common stock, going concern qualifications to our financial statements, and transactions with affiliates. In addition, the BofA Credit Agreement also restricts our ability to make quarterly dividend distributions that exceed $0.01 per share of our common stock; provided, however, that notwithstanding such restriction, we are permitted to make dividend distributions based on our good faith estimate of projected or estimated taxable income or otherwise as necessary to retain our status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which we would otherwise be subject. The BofA Credit Agreement also contains financial covenants that require us to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. We were in compliance with the BofA Term Loan financial covenants as of December 31, 2024.

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

Senior Notes

We have senior notes in the aggregate principal amount of approximately $123.6 million as of December 31, 2024, which we refer to as the Senior Notes, that mature on April 1, 2026. The Senior Notes consist of (i) Series A Senior Notes due April 1, 2026 in an aggregate principal amount of approximately $71.7 million, which we refer to as the Series A Notes, and (ii) Series B Senior Notes due April 1, 2026 in the aggregate principal amount of approximately $51.9 million, which we refer to as the Series B Notes. On February 21, 2024, we amended the terms of the Senior Notes by entering into a First Amendment to Note Purchase Agreement, which we refer to as the NPA First Amendment, with the purchasers party thereto. The NPA First Amendment amended the Note Purchase Agreement dated October 24, 2017, which we refer to as the Original Note Purchase Agreement, to, among other things: (1) extend the maturity date of the Series A Notes from December 20, 2024 to April 1, 2026; (2) shorten the maturity date of the Series B Notes from December 20, 2027 to April 1, 2026; (3) increase the interest rate applicable to the Series A Notes from 4.49% per annum to 8.00% per annum; (4) increase the interest rate applicable to the Series B Notes from 4.76% per annum to 8.00% per annum; (5) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, the per annum interest rates applicable to the Series A Note and the Series B Notes will permanently increase by 1.00% from 8.00% per annum to 9.00% per annum; (6) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by us; (7) require that, within 90 days of the February 21, 2024 effective date of the NPA First Amendment, certain of our subsidiaries guarantee the Senior Notes; (8) require that, within 90 days of the February 21, 2024 effective date of the NPA First Amendment, we pledge our equity interests in certain of our subsidiaries as collateral for the Senior Notes; and (9) conform all financial covenants and negative covenants in the Note Purchase Agreement with the BofA Credit Agreement and the BMO Credit Agreement. We refer to the Original Note Purchase Agreement, as amended by the NPA First Amendment, as the Note Purchase Agreement.

On February 21, 2024, as part of the NPA First Amendment, we repaid an approximately $29.2 million portion of the Series A Notes. In addition, on February 21, 2024, as part of the NPA First Amendment, we repaid an approximately $21.2 million aggregate principal amount of the Series B Notes. On July 10, 2024, we repaid an approximately $7.2 million portion of the Series A Notes and an approximately $5.3 million portion of the Series B Notes from asset sale proceeds of a property located in Glen Allen, Virginia. On October 25, 2024, we repaid an approximately $7.8 million portion of the Series A Notes and an approximately $5.7 million portion of the Series B Notes from asset sale proceeds of a property located in Atlanta, Georgia. As of December 31, 2024, approximately $71.7 million aggregate principal amount of the Series A Notes remained outstanding and approximately $51.9 million aggregate principal amount of the Series B Notes remained outstanding.

As of December 31, 2024, the interest rate on the Series A Notes was 8.00% per annum and the interest rate on the Series B Notes was 8.00% per annum. As of December 31, 2023, the interest rate on the Series A Notes was 4.49% per annum and the interest rate on the Series B Notes was 4.76% per annum.

The Note Purchase Agreement contains customary affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, use of net cash proceeds from the disposition of property, assets and equity issuances, mandatory prepayments, the requirement to have certain subsidiaries provide guarantees, the requirement to pledge our equity interests in certain subsidiaries as collateral, changes in business, certain restricted payments, repurchases and redemptions of our common stock, going concern qualifications to our financial statements, transactions with affiliates, certain restrictions on severance, retention and similar arrangements applicable to our executive officers, and real estate investment trust compliance requirements. In addition, the Note Purchase Agreement also restricts our ability to make quarterly dividend distributions that exceed $0.01 per share of our common stock; provided, however, that notwithstanding such restriction, we are permitted to make dividend distributions based on our good faith estimate of projected or estimated taxable income or otherwise as necessary to retain our status as a real estate investment trust, to meet the distribution requirements of Section 857 of the

Internal Revenue Code or to eliminate any income or excise taxes to which we would otherwise be subject. The Note Purchase Agreement also contains financial covenants that require us to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. We were in compliance with the Note Purchase Agreement financial covenants as of December 31, 2024.

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

Contingencies

As of December 31, 2024, the Sponsored REIT Loan had $24 million principal amount outstanding. The Sponsored REIT Loan is secured by a mortgage on the underlying property and has a current term of less than one year. We anticipate that the Sponsored REIT Loan will be repaid through cash flow from property operations or sale of the underlying property, although the actual amount and timing of any repayment is uncertain and will likely depend on prevailing market conditions at the time of any such sale.

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

Additional information about the Sponsored REIT Loan outstanding as of December 31, 2024 is incorporated herein by reference to Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Other Considerations

We generally pay the ordinary annual operating expenses of our owned and consolidated properties from the rental revenue generated by the properties. For the three and twelve months ended December 31, 2024 and 2023, respectively, the rental income exceeded the expenses for each individual property, with the exception of Monument Circle for the three and twelve months ended December 31, 2024.

Monument Circle has approximately 214,000 square feet of rentable space comprised of both office and street level retail space. The office component comprises approximately 95% of the rentable space and had been net leased to a single corporate tenant through December 31, 2018. The retail component comprises the remaining approximately 5% of the property’s rentable space. Monument Circle had approximately $85,000 and $302,000 of rental income, and, $263,000 and $1,095,000 of operating expenses, for the three and twelve months ended December 31, 2024, respectively, and was 4.1% leased to two retail tenants as of December 31, 2024.

Rental Income Commitments

Our commercial real estate operations include the leasing of office buildings subject to leases with terms greater than one year. The leases thereon expire at various dates through 2037. Approximate undiscounted cash flows of rental income from non-cancelable operating leases as of December 31, 2024 is:

Year ending
(in thousands)	December 31,
2025	$69,392
2026	64,321
2027	54,286
2028	48,479
2029	40,699
Thereafter (2030-2037)	113,033
$390,210

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2024:

	Payment due by period
Contractual	(in thousands)
Obligations	Total	2025	2026	2027	2028	2029	Thereafter
BofA Term Loan (1)	$61,189	$4,450	$56,739	$—	$—	$—	$—
BMO Term Loan Tranche B (1)	78,187	5,687	72,500	—	—	—	—
Series A Notes (1)	78,866	5,736	73,130	—	—	—	—
Series B Notes (1)	57,111	4,154	52,957	—	—	—	—
Operating Lease	763	436	327	—	—	—	—
Total	$276,116	$20,463	$255,653	$—	$—	$—	$—
(1)	Amounts include principal and interest payments.

The operating lease in the table above consists of our lease of corporate office space, which commenced September 1, 2010, and was amended on October 25, 2016 and on February 7, 2024. The amended lease expires on September 30, 2026. The lease includes a base annual rent and additional rent for our share of taxes and operating costs.

Off-Balance Sheet Arrangements

Investments in Sponsored REITs

As of December 31, 2024, 2023 and 2022, we held a common stock interest in one Sponsored REIT, Monument Circle, which is fully syndicated and in which we do not share economic benefit or risk. As a common stockholder, we had no rights to the Sponsored REIT’s earnings or any related cash distributions. However, upon liquidation of the sponsored REIT, we are entitled to our percentage interest as a common stockholder in any proceeds remaining after the preferred stockholders have recovered their investment. Our common stock percentage interest in the sponsored REIT is less than 1%. The affirmative vote of the holders of a majority of the Sponsored REIT’s preferred stockholders is required for any actions involving merger, sale of property, amendment to charter or issuance of additional capital stock. In addition, the Sponsored REIT allows the holders of more than 50% of the outstanding preferred shares to remove (without cause) and replace one or more members of the Sponsored REIT’s board of directors.

As of December 31, 2024, the Sponsored REIT Loan had $24 million principal amount outstanding. Additional information about the Sponsored REIT Loan as of December 31, 2024 is incorporated herein by reference to Note 2, “Significant Accounting Policies - Variable Interest Entities (VIEs)” and Note 3, “Related Party Transactions and Investments in Non-Consolidated Entities - Management fees and interest income from loans”, in the Notes to Consolidated Financial Statements included in this report.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. As of December 31, 2024 and December 31, 2023, if market rates on our outstanding borrowings under the BofA Term Loan and the BofA Revolver, respectively, subject to a floating rate increased by 10% at maturity, or approximately 80 and 85 basis points, respectively, over the current variable rate, the increase in interest expense would have decreased future earnings and cash flows by approximately $0.4 million and $0.8 million, respectively. The interest rate on the BofA Term Loan as of December 31, 2024 and the BofA Revolver as of December 31, 2023, was SOFR plus an adjustment of 0.11448% plus 300 basis points, or 8.00% and 8.47% per annum, respectively. There was $55.6 million outstanding on the BofA Term Loan and $90 million drawn on the BofA Revolver as of December 31, 2024 and December 31, 2023, respectively. We do not believe that the interest rate risk on the BofA Term Loan is material as of December 31, 2024.

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

As of December 31, 2024, if market rates on our outstanding borrowings under the BMO Term Loan were subject to a floating rate increased by 10% at maturity, or approximately 80 basis points over the current variable rate, the increase in interest expense would have decreased future earnings and cash flows by approximately $0.6 million. The interest rate on the BMO Term Loan as of December 31, 2024 was SOFR plus an adjustment of 0.11448% plus 300 basis points, or 8.00% per annum. We do not believe that the interest rate risk on the BMO Term Loan is material as of December 31, 2024.

The following table presents, as of December 31, 2024, our contractual variable rate borrowings under our BofA Term Loan, which matures on April 1, 2026, and under our BMO Term Loan Tranche B, which matures on April 1, 2026.

	Payment due by period
	(in thousands)
	Total	2024	2025	2026	2027	2028	Thereafter
BofA Term Loan	$55,629	$—	$—	$55,629	$—	$—	$—
BMO Term Loan Tranche B	71,082	—	—	71,082	—	—	—
Total	$126,711	$—	$—	$126,711	$—	$—	$—

Item 8.Financial Statements and Supplementary Data

The information required by this item is included in the financial pages following the Exhibit Index herein and incorporated herein by reference. Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 framework.

Based on our assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2024. Please see page F-3.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2024.

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

3.	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Articles of Incorporation, as amended.

3.2 (2)	Amended and Restated By-laws.

4.1 (3)	Description of Securities Registered Under Section 12 of the Exchange Act.

10.1+ (4)	2002 Stock Incentive Plan of FSP Corp.

10.2 (5)	Second Amendment to Credit Agreement, dated February 21, 2024, among FSP Corp., Bank of America, N.A. and the other parties thereto

10.3 (6)	Second Amendment to Second Amended and Restated Credit Agreement, dated February 21, 2024, among FSP Corp., Bank of Montreal and the other parties thereto.

10.4 (7)	First Amendment to Note Purchase Agreement, dated February 21, 2024, among FSP Corp. and the other parties named therein as purchasers.

10.5 (8)	First Amendment to Credit Agreement, dated February 10, 2023, among FSP Corp., Bank of America, N.A. and the other parties thereto.

10.6 (9)	First Amendment to Second Amended and Restated Credit Agreement, dated February 10, 2023, among FSP Corp., Bank of Montreal and the other parties thereto.

10.7 (10)	Credit Agreement, dated January 10, 2022, among FSP Corp., Bank of America, N.A. and the other parties thereto.

10.8 (11)	Joinder and Increase Agreement, dated February 10, 2022, among FSP Corp., BankUnited N.A. and Bank of America, N.A., as administrative agent.

10.9 (12)	Second Amended and Restated Credit Agreement, dated September 27, 2018, among FSP Corp., Bank of Montreal and the other parties thereto.

10.10 (13)	Note Purchase Agreement, dated October 24, 2017, among FSP Corp. and the other parties named therein as purchasers.

10.11 +(14)	Form of Retention Agreement.

10.12 +(15)	Change in Control Discretionary Plan.

10.13 (16)

Cooperation Agreement, dated as of November 27, 2024, by and among FSP Corp., Converium Capital Inc., Converium Capital Master Fund LP, Converium PGEQ Multi-Strategy Fund L.P., Erez REIT Opportunities LP and Erez Asset Management LLC.

19.1*	Insider Trading Policy.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97+(17)	Compensation Recovery Policy.

101*

The following materials from FSP Corp.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 3.1 to FSP Corp.’s Quarterly Report on Form 10-Q filed on July 30, 2019 (File No. 001-32470).

(2)	Incorporated by reference to Exhibit 3.1 to FSP Corp.’s Current Report on Form 8-K, filed on February 3, 2023 (File No. 001-32470).

(3)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Annual Report on Form 10-K, filed on February 15, 2022 (File No. 001-32470).

(4)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Annual Report on Form 10-K, filed on March 29, 2002 (File No. 001-32470).

(5)	Incorporated by reference to Exhibit 10.2 to FSP Corp.’s Annual Report on Form 10-K, filed on February 26, 2024 (File No. 001-32470).

(6)	Incorporated by reference to Exhibit 10.3 to FSP Corp.’s Annual Report on Form 10-K, filed on February 26, 2024 (File No. 001-32470).

(7)	Incorporated by reference to Exhibit 10.4 to FSP Corp.’s Annual Report on Form 10-K, filed on February 26, 2024 (File No. 001-32470).

(8)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on February 10, 2023 (File No. 001-32470).

(9)	Incorporated by reference to Exhibit 10.2 to FSP Corp.’s Current Report on Form 8-K, filed on February 10, 2023 (File No. 001-32470).

(10)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on January 12, 2022 (File No. 001-32470).

(11)	Incorporated by reference to Exhibit 10.3 to FSP Corp.’s Annual Report on Form 10-K, filed on February 15, 2022 (File No. 001-32470).

(12)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on September 27, 2018 (File No. 001-32470).

(13)	Incorporated by reference to Exhibit 10.4 to FSP Corp.’s Current Report on Form 8-K, filed on October 24, 2017 (File No. 001-32470)

(14)	Incorporated by reference to Exhibit 10.5 to FSP Corp.’s Annual Report on Form 10-K, filed on February 24, 2006 (File No. 001-32470).

(15)	Incorporated by reference to Exhibit 99.2 to FSP Corp.’s Current Report on Form 8-K, filed on February 8, 2006 (File No. 001-32470).

(16)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on November 27, 2024 (File No. 001-32470)

(17)	Incorporated by reference to Exhibit 97 to FSP Corp.’s Annual Report on Form 10-K, filed on February 26, 2024 (File No. 001-32470).
+	Management contract or compensatory plan or arrangement filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

*	Filed herewith.

Item 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of February 11, 2025 by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

By:	/s/ George J. Carter
George J. Carter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2025
George J. Carter

/s/ John G. Demeritt	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 11, 2025
John G. Demeritt

/s/ John N. Burke	Director	February 11, 2025
John N. Burke

/s/ Brian N. Hansen	Director	February 11, 2025
Brian N. Hansen

/s/ Kenneth A. Hoxsie	Director	February 11, 2025
Kenneth A. Hoxsie

/s/ Dennis J. McGillicuddy	Director	February 11, 2025
Dennis J. McGillicuddy

/s/ Georgia Murray	Director	February 11, 2025
Georgia Murray

/s/ Bruce Schanzer	Director	February 11, 2025
Bruce Schanzer

/s/ Milton P. Wilkins Jr.	Director	February 11, 2025
Milton P. Wilkins Jr.

Franklin Street Properties Corp.

All other schedules for which a provision is made in the applicable accounting resolutions of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Franklin Street Properties Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Franklin Street Properties Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024 and the related notes and financial statement schedules listed in the index at Item 15(a)(2) and our report dated February 11, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 11, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Franklin Street Properties Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Street Properties Corp. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024 and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2025 expressed an unqualified opinion thereon.

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

Impairment assessment of real estate assets

Description of the Matter

The Company’s real estate assets, net totaled $835 million as of December 31, 2024. As described in Note 2 to the consolidated financial statements, the Company reviews its properties to determine if their carrying amounts will be recovered from future operating cash flows when indicators of impairment are identified.

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

Boston, Massachusetts
February 11, 2025

Franklin Street Properties Corp.

Consolidated Balance Sheets

	December 31,
(in thousands)	2024	2023

Assets:
Real estate assets:
Land (amounts related to variable interest entities ("VIEs") of $6,416 and $6,416 at December 31, 2024 and December 31, 2023, respectively)	$105,298	$110,298
Buildings and improvements (amounts related to VIEs of $13,279 and $13,279 at December 31, 2024 and December 31, 2023, respectively)	1,096,265	1,133,971
Fixtures and equipment	11,053	12,904
	1,212,616	1,257,173
Less accumulated depreciation (amounts related to VIEs of $682 and $341 at December 31, 2024 and December 31, 2023, respectively)	377,708	366,349
Real estate assets, net (amounts related to VIEs of $19,013 and $19,354 at December 31, 2024 and December 31, 2023, respectively)	834,908	890,824

Acquired real estate leases, less accumulated amortization of $13,613 and $20,413, respectively (amounts related to VIEs of $67 and $305, less accumulated amortization of $35 and $222 at December 31, 2024 and December 31, 2023, respectively)	4,205	6,694
Asset held for sale	—	73,318
Cash, cash equivalents and restricted cash (amounts related to VIEs of $1,314 and $2,167 at December 31, 2024 and December 31, 2023, respectively)	42,683	127,880
Tenant rent receivables	1,283	2,191
Straight-line rent receivable	37,727	40,397
Prepaid expenses and other assets	3,114	4,239
Office computers and furniture, net of accumulated depreciation of $1,073 and $1,020, respectively	70	123
Deferred leasing commissions, net of accumulated amortization of $14,195 and $16,008, respectively	22,941	23,664

Total assets	$946,931	$1,169,330

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2024	2023

Liabilities and Stockholders’ Equity:
Liabilities:
Bank note payable	$—	$90,000
Term loans payable, less unamortized financing costs of $2,220 and $293, respectively	124,491	114,707
Series A & Series B Senior Notes, less unamortized financing costs of $1,191 and $329, respectively	122,430	199,670
Accounts payable and accrued expenses (amounts related to VIEs of $534 and $590 at December 31, 2024 and December 31, 2023, respectively)	34,067	41,879
Accrued compensation	3,097	3,644
Tenant security deposits	6,237	6,204
Lease liability	707	334
Acquired unfavorable real estate leases, less accumulated amortization of $89 and $396, respectively	45	87

Total liabilities	291,074	456,525

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 103,566,715 and 103,430,353 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,335,361	1,335,091
Accumulated other comprehensive income	—	355
Distributions in excess of accumulated earnings	(679,514)	(622,651)

Total stockholders’ equity	655,857	712,805

Total liabilities and stockholders’ equity	$946,931	$1,169,330

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Operations

	For the Year Ended
	December 31,
(in thousands, except per share amounts)	2024	2023	2022

Revenues:
Rental	$120,080	$145,446	$163,739
Related party revenue:
Management fees and interest income from loans	—	—	1,855
Other	32	261	21
Total revenues	120,112	145,707	165,615
Expenses:
Real estate operating expenses	45,043	50,732	52,820
Real estate taxes and insurance	22,716	27,200	34,620
Depreciation and amortization	44,774	54,738	63,808
General and administrative	13,884	14,021	13,885
Interest	26,424	24,318	22,808
Total expenses	152,841	171,009	187,941

Loss on extinguishment of debt	(1,042)	(106)	(78)
Gain on consolidation of Sponsored REIT	—	394	—
Impairment and loan loss reserve	—	—	(4,237)
Gain (loss) on sale of properties and impairment of assets held for sale, net	(20,826)	(23,384)	27,939
Interest income	2,090	567	—
Income (loss) before taxes	(52,507)	(47,831)	1,298
Tax expense	216	279	204

Net income (loss)	$(52,723)	$(48,110)	$1,094

Weighted average number of shares outstanding, basic and diluted	103,510	103,357	103,338

Net income (loss) per share, basic and diluted	$(0.51)	$(0.47)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Comprehensive Income (Loss)

	For the
	Year Ended
	December 31,
(in thousands)	2024	2023	2022

Net income (loss)	$(52,723)	$(48,110)	$1,094

Other comprehensive income (loss):
Unrealized gain on derivative financial instruments	—	177	9,597
Reclassification from accumulated other comprehensive income into interest expense	(355)	(4,180)	—

Total other comprehensive income (loss)	(355)	(4,003)	9,597

Comprehensive income (loss)	$(53,078)	$(52,113)	$10,691

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2021	103,999	10	$1,339,226	$(5,239)	$(550,794)	$783,203
Comprehensive income	—	—	—	9,597	1,094	10,691
Repurchased shares	(847)	—	(4,843)	—	—	(4,843)
Shares issued for:						—
Equity-based compensation	84	—	393	—	—	393
Distributions	—	—	—	—	(20,708)	(20,708)
Balance, December 31, 2022	103,236	10	1,334,776	4,358	(570,408)	768,736
Comprehensive loss	—	—	—	(4,003)	(48,110)	(52,113)
Repurchased shares	—	—	—	—	—	—
Shares issued for:
Equity-based compensation	194	—	315	—	—	315
Distributions	—	—	—	—	(4,133)	(4,133)
Balance, December 31, 2023	103,430	10	1,335,091	355	(622,651)	712,805
Comprehensive loss	—	—	—	(355)	(52,723)	(53,078)
Repurchased shares	—	—	—	—	—	—
Shares issued for:						—
Equity-based compensation	137	—	270	—	—	270
Distributions	—	—	—	—	(4,140)	(4,140)
Balance, December 31, 2024	103,567	$10	$1,335,361	$—	$(679,514)	$655,857

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(52,723)	$(48,110)	$1,094
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	47,742	57,240	65,697
Amortization of above and below market leases	(17)	(44)	(118)
Shares issued as compensation	270	315	394
Amortization of other comprehensive income into interest expense	(355)	(3,851)	—
Loss on extinguishment of debt	1,042	106	78
Gain on consolidation of Sponsored REIT	—	(394)	—
Impairment and loan loss reserve	—	—	4,237
(Gain) loss on sale of properties and impairment of assets held for sale, net	20,826	23,384	(27,939)
Changes in operating assets and liabilities:
Tenant rent receivables	908	10	(247)
Straight-line rents	1,970	625	(5,895)
Lease acquisition costs	(666)	(2,007)	(4,494)
Prepaid expenses and other assets	355	382	(1,805)
Accounts payable and accrued expenses	(3,708)	(2,709)	(5,983)
Accrued compensation	(547)	—	(1,060)
Tenant security deposits	33	494	(509)
Payment of deferred leasing commissions	(6,143)	(7,575)	(8,216)
Net cash provided by operating activities	8,987	17,866	15,234
Cash flows from investing activities:
Property improvements, fixtures and equipment	(25,213)	(31,637)	(54,910)
Consolidation of Sponsored REIT	—	3,048	—
Proceeds received from sales of properties	95,497	142,225	128,949
Net cash provided by investing activities	70,284	113,636	74,039
Cash flows from financing activities:
Distributions to stockholders	(4,140)	(4,133)	(53,988)
Proceeds received from termination of interest rate swap	—	4,206	—
Stock repurchases	—	—	(4,843)
Borrowings under Bank note payable	—	77,000	90,000
Repayments of Bank note payable	(22,667)	(35,000)	(42,000)
Repayments of Term loans payable	(55,622)	(50,000)	(110,000)
Repayments of Series A&B Senior Notes	(76,379)	—	—
Deferred financing costs	(5,660)	(2,327)	(2,561)
Net cash used in financing activities	(164,468)	(10,254)	(123,392)
Net increase (decrease) in cash, cash equivalents and restricted cash	(85,197)	121,248	(34,119)
Cash, cash equivalents and restricted cash, beginning of year	127,880	6,632	40,751
Cash, cash equivalents and restricted cash, end of period	$42,683	$127,880	$6,632

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2024	2023	2022

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$24,068	$25,740	$21,085
Taxes on income	$385	$339	$667
Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$2,888	$7,566	$9,962
Investment in related party mortgage loan receivable converted to real estate assets and acquired real estate leases in conjunction with variable interest entity consolidation	$—	$20,000	—

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

As of December 31, 2024, the Company owned and operated a portfolio of real estate consisting of 14 operating properties, and the Sponsored REIT, which was consolidated effective January 1, 2023. The Company may pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, for geographic, property specific reasons or for other general corporate purposes.

2.   Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include all of the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates and Assumptions

The Company prepares its financial statements and related notes in conformity with generally accepted accounting principles in the United States of America (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the consolidated financial statements include the allowance for credit losses, purchase price allocations and impairment considerations.

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

The Company reviews its properties to determine if their carrying amounts will be recovered from future operating cash flows if certain indicators of impairment are identified at those properties. These indicators may include lower or declining tenant occupancy, weak or declining tenant profitability, cash flows or liquidity, the Company’s decision to dispose of an asset before the end of its estimated useful life or legislative, economic, or market changes that permanently reduce the value of the Company’s investment. If indicators of impairment are present, the Company evaluates the carrying value of the property by comparing it to its expected future undiscounted cash flow. A property’s value is impaired only if management’s estimate of future undiscounted cash flows to be generated by the property over its estimated holding period is less than the carrying value of the property. If there are different potential outcomes for a property, the Company will take a probability weighted approach to estimating future cash flows. If the Company determines that impairment has occurred, the affected assets are reduced to their fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates, capital requirements, estimated holding periods and outcome probabilities that could differ materially from actual results in future periods. Since cash flows are considered on an undiscounted basis in the analysis that the Company conducts to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized. The Company did not recognize any impairment losses on any assets classified as held and used for the years ended December 31, 2024, 2023 and 2022.

Acquired Real Estate Leases and Amortization

Acquired real estate leases represent costs associated with acquiring an in-place lease (i.e., the market cost to execute a similar lease, including leasing commission, tenant improvements, legal, vacancy and other related costs) and the value relating to leases with rents above the market rate. Amortization is computed using the straight-line method over the term of the leases, which range from 12 months to 154 months. Amortization of these combined components was approximately $2.5 million, $3.2 million and $4.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Amortization related to costs associated with acquiring an in-place lease is included in depreciation and amortization on the consolidated statements of income. Amortization related to leases with rents above the market rate is offset against the rental revenue in the consolidated statements of income. The estimated annual amortization expense for the five years and thereafter following December 31, 2024 is as follows:

(in thousands)	December 31,
2025	$1,718
2026	1,644
2027	389
2028	300
2029	125
2030 and thereafter	29

Acquired Unfavorable Real Estate Leases and Amortization

Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate. Amortization is computed using the straight-line method over the term of the leases, which range from 101 months to 151 months. Amortization expense was approximately $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Amortization related to leases with rents below the market rate is included with rental revenue in the consolidated statements of income. The estimated annual amortization for the five years and thereafter following December 31, 2024 is as follows:

(in thousands)	December 31,
2025	$10
2026	8
2027	8
2028	6
2029	6
2030 and thereafter	7

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

	December 31,	December 31,
(in thousands)	2024	2023
Cash and cash equivalents (1)	$41,121	$125,530
Restricted cash	1,562	2,350
Total cash, cash equivalents and restricted cash	$42,683	$127,880

(1) Includes $1,314 and $2,167 at December 31, 2024 and 2023, respectively, pertaining to Monument Circle, which the Company is unable to utilize for its own operational purposes.

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

Straight-line Rent Receivable

Certain leases provide for fixed rent increases over the term of the lease. Rental revenue is recognized on a straight-line basis over the related lease term; however, billings by the Company are based on the lease agreements. Straight-line rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, was $37.7 million, $40.4 million and $52.7 million at December 31, 2024, 2023 and 2022, respectively.

Deferred Leasing Commissions

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was approximately $4.5 million, $5.9 million and $7.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The estimated annual amortization for the five years and thereafter following December 31, 2024 is as follows:

(in thousands)	December 31,
2025	$4,374
2026	3,706
2027	3,244
2028	2,797
2029	2,324
2030 and thereafter	6,496

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

	Year Ended
	December 31,
(in thousands)	2024	2023	2022
Income from leases	$86,563	$103,716	$107,990
Reimbursable expenses	35,469	42,311	49,736
Straight-line rent adjustment	(1,970)	(626)	5,895
Amortization of favorable and unfavorable leases	18	45	118
	$120,080	$145,446	$163,739

Related Party and Other Revenue - Property and asset management fees, interest income on loans and other income are recognized when the related services are performed and the earnings process is complete.

Segment Reporting

The Company is a REIT focused on real estate investments primarily in the office market and currently operates in only one segment: real estate operations.

Income Taxes

Taxes on income for the years ended December 31, 2024, 2023 and 2022 represent taxes incurred by FSP Protective TRS Corp, which is a taxable REIT subsidiary, and the State of Texas franchise tax applicable to FSP Corp., which is classified as an income tax for reporting purposes.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2024, 2023 and 2022. The denominator used for calculating basic and diluted net income per share was 103,510,000, 103,357,000 and 103,338,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

These inputs (See Notes 2 and 10) were considered and applied to the Company’s Sponsored REIT purchase price allocation and assets held for sale. Level 3 inputs were used to value assets acquired in the consolidation of the Sponsored REIT and the valuation of certain assets held for sale.

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

Early adoption is permitted. The Company adopted ASU 2023-07, which did not have a material impact on the consolidated financial statements.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires public business entities to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The guidance in ASU 2024-03 is required to be applied prospectively and entities may apply it retrospectively. ASU 2024-03 is effective for public entities for fiscal years beginning after December 15, 2026. The Company does not anticipate that the adoption of ASU 2024-03 will have a material impact on the consolidated financial statements.

3.   Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs

The Company held a common stock interest in one Sponsored REIT on each of December 31, 2024, 2023 and 2022.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents, and the applicable contracts are cancellable with 30 days notice. Asset management fee income from non-consolidated entities amounted to approximately $0, $0 and $28,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Company recognized interest income and fees from the Sponsored REIT Loan of approximately $0.0 million, $0.0 million and $1.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Company recorded a $4.2 million increase in its provision for credit losses during the year ended December 31, 2022. The change in the allowance for credit losses during the year ended December 31, 2022 was primarily due to the deterioration within the current real estate market, changes to key assumptions applied within the Company’s financial model to reflect these market changes, such as the exit capitalization and discount rates, and due to an increase in the accrued interest receivable balance. The Company recorded a $4.2 million decrease in its provision for credit losses during the year ended December 31, 2023. The change in the allowance for credit losses during the year ended December 31, 2023 is due to the consolidation of Monument Circle. The following table presents a roll-forward of the Company’s allowance for credit losses.

	For the Year Ended December 31,
(In thousands)	2024	2023	2022

Beginning allowance for credit losses	$—	$(4,237)	$—
Additional increases to the allowance for credit losses	—	—	(4,237)
Reductions to the allowance for credit losses	—	4,237
Ending allowance for credit losses	$—	$—	$(4,237)

4.   Bank Note Payable, Term Note Payable and Private Placements

BMO Term Loan

As of December 31, 2024, the Company has a term loan borrowing in the aggregate principal amount of approximately $71.1 million (the “BMO Term Loan”) with Bank of Montreal, as administrative agent, and the other lending institutions party thereto, that matures on April 1, 2026. On February 21, 2024, the Company amended the BMO Term Loan by entering into a Second Amendment to Second Amended and Restated Credit Agreement with Bank of Montreal and the other lending institutions party thereto (the “BMO Second Amendment”). The BMO Second Amendment amended the Second Amended and Restated Credit Agreement dated September 27, 2018 (the “Original BMO Credit Agreement”), as amended by the First Amendment to Second Amended and Restated Credit Agreement dated February 10, 2023 (the “BMO First Amendment”), to, among other things: (1) extend the maturity date from October 1, 2024 to April 1, 2026; (2) change the interest rate from either 300 basis points over SOFR or 200 basis points over the base rate to either 300 basis points over SOFR with a floor on SOFR of 500 basis points or 200 basis points over the base rate with a floor on the base rate of 600 basis points; (3) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, BofA Term Loan (defined below) and the Senior Notes (defined below) exceeds $200 million, the spread over SOFR or the base rate, as applicable, will permanently increase by 100 basis points from 300 basis points to 400 basis points in the case of SOFR, and from 200 basis points to 300 basis points in the case of the base rate; (4) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by the Company; (5) require that, within 90 days of the February 21, 2024 effective date of the BMO Second Amendment, certain of the Company’s subsidiaries guarantee the BMO Term Loan; (6) require that, within 90 days of the February 21, 2024 effective date of the BMO Second Amendment, the Company pledge its equity interests in certain of the Company’s subsidiaries as collateral for the BMO Term Loan; (7) reduce the Company’s minimum fixed charge coverage ratio from 1.50x to 1.25x; and (8) reduce the Company’s minimum unsecured interest coverage ratio from

1.75x to 1.25x. The Original BMO Credit Agreement, as amended by the BMO First Amendment and the BMO Second Amendment, is referred to as the BMO Credit Agreement.

On February 21, 2024, as part of the BMO Second Amendment, the Company repaid an approximately $29.0 million portion of the BMO Term Loan. On July 10, 2024, the Company repaid an approximately $7.2 million portion of the BMO Term Loan from asset sale proceeds of a property located in Glen Allen, Virginia. On October 25, 2024, the Company repaid an approximately $7.8 million portion of the BMO Term Loan from asset sale proceeds of a property located in Atlanta, Georgia.

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

As of December 31, 2024, the interest rate on the BMO Term Loan was 8.00% per annum. The weighted average variable interest rate on all amounts outstanding under the BMO Term Loan was 8.34% for the year ended December 31, 2024. As of December 31, 2023, the interest rate on the BMO Term Loan was 8.47% per annum. The weighted average variable interest rate on all amounts outstanding under the BMO Term Loan from February 8, 2023, which is when the Company terminated its outstanding interest rate swaps applicable to the BMO Term Loan as described below, through December 31, 2023, was approximately 8.11% per annum.

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

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, use of net cash proceeds from the disposition of property, assets and equity issuances, mandatory prepayments, the requirement to have certain subsidiaries provide guarantees, the requirement to pledge the Company’s equity interests in certain subsidiaries as collateral, changes in business, certain restricted payments, repurchases and redemptions of the Company’s common stock, going concern qualifications to the Company’s financial statements, and transactions with affiliates. In addition, the BMO Credit Agreement also restricts the Company’s ability to make quarterly dividend distributions that exceed $0.01 per share of the Company’s common stock; provided, however, that notwithstanding such restriction, the Company is permitted to make dividend distributions based on the Company’s good faith estimate of projected or estimated taxable income or otherwise as necessary to retain the Company’s status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which the Company would otherwise be subject. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The Company was in compliance with the BMO Term Loan financial covenants as of December 31, 2024.

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

BofA Term Loan

As of December 31, 2024, the Company has a term loan borrowing in the aggregate principal amount of approximately $55.6 million (the “BofA Term Loan”) with Bank of America, N.A. as administrative agent, and other lending institutions party thereto that matures on April 1, 2026. Prior to February 21, 2024, we referred to the BofA Term Loan as the BofA Revolver. On February 21, 2024, the Company amended the BofA Term Loan by entering into a Second Amendment to Credit Agreement with the lending institutions party thereto (the “BofA Second Amendment”). The BofA Second Amendment amended the Credit Agreement dated January 10, 2022 (the Original BofA Credit Agreement, as amended by the First Amendment to Credit Agreement dated February 10, 2023 (the “BofA First Amendment”) to, among other things: (1) extend the maturity date from October 1, 2024 to April 1, 2026; (2) convert borrowings from being either revolving loans or letters of credit to a term loan; (3) change the interest rate from 300 basis points over SOFR to 300 basis points over SOFR with a floor on SOFR of 500 basis points in the case of SOFR, and from 200 basis points to 300 basis points in the case of the base rate; (4) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, the spread over SOFR will permanently increase by 100 basis points from 300 basis points to 400 basis points; (5) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by the Company; (6) require that, within 90 days of the February 21, 2024 effective date of the BofA Second Amendment, certain of the Company’s subsidiaries guarantee the BofA Term Loan; (7) require that, within 90 days of the February 21, 2024 effective date of the BofA Second Amendment, the Company pledge its equity interests in certain of the Company’s subsidiaries as collateral for the BofA Term Loan; (8) reduce the Company’s minimum fixed charge coverage ratio from 1.50x to 1.25x; and (9) reduce the Company’s minimum unsecured interest coverage ratio from 1.75x to 1.25x. The Original BofA Credit Agreement, as amended by the BofA First Amendment and the BofA Second Amendment, is referred to as the BofA Credit Agreement.

On February 21, 2024, as part of the BofA Second Amendment, the Company repaid an approximately $22.7 million portion of the BofA Revolver. On July 10, 2024, the Company repaid an approximately $5.6 million portion of the BofA Term Loan from asset sale proceeds of a property located in Glen Allen, Virginia. On October 25, 2024, the Company repaid an approximately $6.1 million portion of the BofA Term Loan from asset sale proceeds of a property located in Atlanta, Georgia.

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

As of December 31, 2024, the interest rate on the BofA Term Loan was 8.00% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Term Loan was 8.34% for the year ended December 31, 2024. As of December 31, 2023, the interest rate on the BofA Revolver was 8.47% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Revolver through December 31, 2023 was approximately 8.05% per annum.

The BofA Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, use of net cash proceeds from the disposition of property, assets and equity issuances, mandatory prepayments, the requirement to have certain subsidiaries provide guarantees, the requirement to pledge the Company’s equity interests in certain subsidiaries as collateral, changes in business, certain restricted payments, repurchases and redemptions of the Company’s common stock, going concern qualifications to the Company’s financial statements, and transactions with affiliates. In addition, the BofA Credit Agreement also restricts the Company’s ability to make quarterly dividend distributions that exceed $0.01 per share of the Company’s common stock; provided, however, that notwithstanding such restriction, the Company is permitted to make dividend distributions based on the Company’s good faith estimate of projected or estimated taxable income or otherwise as necessary to retain the Company’s status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which the Company would otherwise be subject. The BofA Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The Company was in compliance with the BofA Term Loan financial covenants as of December 31, 2024.

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

Senior Notes

As of December 31, 2024, the Company has senior notes in the aggregate principal amount of approximately $123.6 million (the “Senior Notes”) that mature on April 1, 2026. The Senior Notes consist of (i) Series A Senior Notes due April 1, 2026 in an aggregate principal amount of approximately $71.7 million (the “Series A Notes”) and (ii) Series B Senior Notes due April 1, 2026 in the aggregate principal amount of approximately $51.9 million (the “Series B Notes”). On February 21, 2024, the Company amended the terms of the Senior Notes by entering into a First Amendment to Note Purchase Agreement (the “NPA First Amendment”) with the purchasers party thereto. The NPA First Amendment amended the Note Purchase Agreement dated October 24, 2017 (the “Original Note Purchase Agreement”) to, among other things: (1) extend the maturity date of the Series A Notes from December 20, 2024 to April 1, 2026; (2) shorten the maturity date of the Series B Notes from December 20, 2027 to April 1, 2026; (3) increase the interest rate applicable to the Series A Notes from 4.49% per annum to 8.00% per annum; (4) increase the interest rate applicable to the Series B Notes from 4.76% per annum to 8.00% per annum; (5) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, the per annum interest rates applicable to the Series A Note and the Series B Notes will permanently increase by 1.00% from 8.00% per annum to 9.00% per annum; (6) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by the Company; (7) require that, within 90 days of the February 21, 2024 effective date of the NPA First Amendment, certain of the Company’s subsidiaries guarantee the Senior Notes; (8) require that, within 90 days of the February 21, 2024 effective date of the NPA First Amendment, the Company pledge its equity interests in certain of the Company’s subsidiaries as collateral for the Senior Notes; and (9) conform all financial covenants and negative covenants in the Note Purchase Agreement with the BofA Credit Agreement and the BMO Credit Agreement. The Original Note Purchase Agreement, as amended by the NPA First Amendment, is referred to as the Note Purchase Agreement.

On February 21, 2024, as part of the NPA First Amendment, the Company repaid an approximately $29.2 million portion of the Series A Notes and an approximately $21.2 million portion of the Series B Notes. On July 10, 2024, the

Company repaid an approximately $7.2 million portion of the Series A Notes and an approximately $5.3 million portion of the Series B Notes from asset sale proceeds of a property located in Glen Allen, Virginia. On October 25, 2024, the Company repaid an approximately $7.8 million portion of the Series A Notes and an approximately $5.7 million portion of the Series B Notes from asset sale proceeds of a property located in Atlanta, Georgia. As of December 31, 2024, approximately $71.7 million aggregate principal amount of the Series A Notes remained outstanding and approximately $51.9 million aggregate principal amount of the Series B Notes remained outstanding.

As of December 31, 2024, the interest rate on the Series A Notes was 8.00% per annum and the interest rate on the Series B Notes was 8.00% per annum. As of December 31, 2023, the interest rate on the Series A Notes was 4.49% per annum and the interest rate on the Series B Notes was 4.76% per annum.

The Note Purchase Agreement contains customary affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, use of net cash proceeds from the disposition of property, assets and equity issuances, mandatory prepayments, the requirement to have certain subsidiaries provide guarantees, the requirement to pledge the Company’s equity interests in certain subsidiaries as collateral, changes in business, certain restricted payments, repurchases and redemptions of the Company’s common stock, going concern qualifications to the Company’s financial statements, transactions with affiliates, certain restrictions on severance, retention and similar arrangements applicable to the Company’s executive officers, and real estate investment trust compliance requirements. In addition, the Note Purchase Agreement also restricts the Company’s ability to make quarterly dividend distributions that exceed $0.01 per share of the Company’s common stock; provided, however, that notwithstanding such restriction, the Company is permitted to make dividend distributions based on the Company’s good faith estimate of projected or estimated taxable income or otherwise as necessary to retain the Company’s status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which the Company would otherwise be subject. The Note Purchase Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The Company was in compliance with the Note Purchase Agreement financial covenants as of December 31, 2024.

The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the purchasers may, among other remedies, accelerate the payment of all obligations.

5.   Financial Instruments: Derivatives and Hedging

On February 20, 2019, the Company entered into interest rate swap transactions that fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan (the “2019 BMO Interest Rate Swap”). The variable rates that were fixed under the 2019 BMO Interest Rate Swap is described in Note 3. On February 8, 2023, the Company terminated the 2019 BMO Interest Rate Swap applicable to the BMO Term Loan and, on February 10, 2023, the Company received an aggregate of approximately $4.3 million as a result of such terminations, of which approximately $0.1 million related to interest receivable. As of December 31, 2024 and December 31, 2023, there were no derivative instruments.

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

The gain/(loss) on the 2019 BMO Interest Rate Swap that was recorded in OCI and the accompanying consolidated statements of income as a component of interest expense for the years ended December 31, 2024, 2023 and 2022, respectively, was as follows:

(in thousands)	Year Ended December 31,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2024	2023	2022

Amounts of gain recognized in OCI	$—	$177	$8,451
Amounts of previously recorded gain (loss) reclassified from OCI into Interest Expense	$355	$4,180	$(1,146)

Total amount of Interest Expense presented in the consolidated statements of operations	$26,424	$24,318	$22,808

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

On May 31, 2024, May 18, 2023 and May 17, 2022, the Company granted shares under the Plan to non-employee directors with the compensation cost related to such grants indicated in the table below, which was recognized during the years ended December 31, 2024, 2023 and 2022, respectively, and is included in general and administrative expenses in the consolidated statements of income for such periods. Such shares were fully vested on the date of issuance.

	Shares Available	Compensation
	for Grant	Cost

Balance December 31, 2021	1,780,820	$1,012,500
Shares granted 2022	(84,133)	393,750
Balance December 31, 2022	1,696,687	$1,406,250
Shares granted 2023	(194,439)	314,991
Balance December 31, 2023	1,502,248	1,721,241
Shares granted 2024	(136,362)	269,997
Balance December 31, 2024	1,365,886	$1,991,238

Repurchase of Common Stock

On June 23, 2021, the Board of Directors of the Company authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market, privately negotiated transactions or other manners as permitted by federal securities laws. The repurchase authorization may be suspended or discontinued at any time. The Company repurchased 846,739 shares of common stock during the first quarter of 2022 at an aggregate cost of approximately $4.8 million and at an average cost of approximately $5.72 per share, inclusive of brokerage commissions. The Company did not repurchase any shares of common stock during the remainder of 2022, 2023 or in 2024. On February 10, 2023, the Company announced it had discontinued the previous repurchase authorization made on June 23, 2021. The excess of the purchase price over the par value of the shares repurchased is applied to reduce additional paid-in capital.

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary (“TRS”). In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 20% (25% of taxable years beginning on or before December 31, 2017) of the value of all of the Company’s assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets. FSP Investments LLC and FSP Protective TRS Corp. are the Company’s taxable REIT subsidiaries operating as taxable corporations under the Code. The TRSs have gross amounts of net operating losses (“NOLs”) available to those taxable corporations of $4.9 million and $4.9 million as of December 31, 2024 and 2023, respectively. The NOLs created prior to 2018 will expire between 2030 and 2047 and the NOLs generated after 2017 will not expire. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.

Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company’s assets and liabilities. In estimating future tax consequences, potential future events are considered except for potential changes in income tax law or in rates.

The Company adopted an accounting pronouncement related to uncertainty in income taxes effective January 1, 2007, which did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption. Accrued interest and penalties will be recorded as income tax expense if the Company records a liability in the future. The Company’s effective tax rate was not affected by the adoption. The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2021 and thereafter.

The Company is subject to a business tax known as the Revised Texas Franchise Tax. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax. The Company recorded a provision for the Revised Texas Franchise Tax of $0.2 million, $0.3 million and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Company’s prior sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. Approximately $0.4 million and $0.7 million of NOLs expired in 2024 and 2023, respectively. A valuation allowance is provided for the full amount of the gross NOLs available as the realization of any tax benefits remaining from such NOLs is not assured. The gross amount of NOLs available to the Company was approximately $95.8 million and $32.1 million as of December 31, 2024 and December 31, 2023, respectively.

Income Tax Expense

The income tax expense reflected in the consolidated statements of income relates primarily to state income taxes as a result of some states that limit the use of net operating losses, which are in Other Taxes, and to a lesser extent, the Revised Texas Franchise Tax. FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties.

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022

Revised Texas Franchise Tax	$216	$279	$239
Other Taxes	—	—	(35)
Tax expense	$216	$279	$204

Taxes on income are a current tax expense. No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

At December 31, 2024, the Company’s net tax basis of its real estate assets is more than the amount set forth in the Company’s consolidated balance sheets by $145.6 million and at December 31, 2023, the Company’s net tax basis of its real estate assets is more than the amount set forth in the Company’s consolidated balance sheets by $144.4 million.

Tax Components

The following summarizes the tax components of the Company’s common distributions paid per share for the years ended December 31, 2024, 2023 and 2022:

	2024		2023		2022
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$—	—%	$—	—%	$—	—%
Capital gain	—	—%	—	—%	0.14	70%
Return of capital	0.04	100%	0.04	100%	0.06	30%
Total	$0.04	100%	$0.04	100%	$0.20	100%

8. Leases

Leases as a Lessee:

The Company entered into a noncancelable contract with a third party to obtain office space that commenced on September 1, 2010. The contract was amended on October 25, 2016 to extend the contract through September 30, 2024 and amended again on February 7, 2024 to extend the contract through September 30, 2026. As of December 31, 2024 and December 31, 2023, the Company’s right-of-use asset was $0.7 million and $0.3 million, respectively, which is included in prepaid and other assets on the consolidated balance sheet. A discount rate equal to the Company’s incremental borrowing rate was applied to the future monthly contractual lease payments remaining as of December 31, 2024 to compute the lease liability. The incremental borrowing rate is the rate equal to the closest borrowing under the BofA Revolver at the time of the February 7, 2024 lease amendment.

Lease Costs
	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Operating lease cost	$411	$419	$419
	$411	$419	$419

Other information
Cash paid for amounts included in the measurement of lease liabilities	$412	$447	$438
Weighted average remaining lease terms in years - operating leases	1.75	0.75	1.75
Weighted average discount rate - operating leases	8.44%	3.86%	3.86%

Maturity analysis for liabilities	Total
	Undiscounted
(in thousands)	Cash Flows
Discount rate at commencement	8.44%

2025	$436
2026	327
	$763

Present value lease liability	$707

Difference between undiscounted cash flows and discounted cash flows	$56

Leases as a Lessor:

The Company is a lessor of commercial real estate with operations that include the leasing of office properties. Many of the leases with customers contain options to extend leases at a fair market rate and may also include options to terminate leases. The Company considers several inputs when evaluating the amount it expects to derive from its leased assets at the end of the lease terms, such as the remaining useful life, expected market conditions, fair value of lease payments, expected fair values of underlying assets, and expected deployment of the underlying assets. The Company’s strategy to address its risk for the residual value in its commercial real estate is to re-lease the commercial space.

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

For the years ended December 31, 2024, 2023 and 2022, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:
	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Income from leases (1)	$122,032	$146,027	$157,719
	$122,032	$146,027	$157,719

Undiscounted Cash Flows	Year ending
(in thousands)	December 31,
2025	69,392
2026	64,321
2027	54,286
2028	48,479
2029	40,699
2030 and thereafter	113,033
	$390,210

(1) Includes amounts recognized from variable lease payments of $35,413, $42,311, and $49,730 for the year ended December 31, 2024, 2023 and 2022, respectively.

9.   Retirement Plan

In 2006, the Company established a 401(k) plan to cover eligible employees, which permitted deferral of up to $17,000 per year (indexed for inflation) into the 401(k) plan, subject to certain limitations imposed by the Internal Revenue Code. An employee’s elective deferrals are immediately vested upon contribution to the 401(k) plan. The Company matches employee contributions to the 401(k) plan dollar for dollar up to 3% of each employee’s annual compensation up to $200,000. In addition, we may elect to make an annual discretionary profit-sharing contribution. The Company’s total contribution under the 401(k) plan amounted to $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

10.   Dispositions of Property

In 2024, the Company sold an office property located in Richardson, Texas on January 26, 2024, for a gross sales price of $35 million. The property was classified as held for sale as of December 31, 2023, and an impairment of $2.1 million had been recorded during the year ended December 31, 2023. An additional $5,000 of costs related to the sale were recorded during the three months ended March 31, 2024. During the three months ended June 30, 2024, the Company entered into an agreement to sell a property in Glen Allen, Virginia for a gross sales price of approximately $31.0 million and an expected loss of $13.2 million, which was recorded as an impairment. The property was sold on July 8, 2024, at the expected loss. During the three months ended September 30, 2024, the Company recorded an additional $0.7 million in costs related to the sale of properties previously sold. During the three months ended September 30, 2024, the Company entered into an agreement to sell a property in Atlanta, Georgia, which was classified as an asset held for sale during 2023. The Company increased the expected loss on this property by $6.6 million to $27.2 million when the Company entered into this new agreement to sell the property for a gross sales price of $34.0 million. The property sold on October 23, 2024, with a $0.4 million increase to loss from final sales adjustments on the date of sale.

In 2023, the Company sold one office property located in Elk Grove, Illinois on March 10, 2023, for a gross sales price of $29.1 million, at a gain of approximately $8.4 million. The Company used the proceeds of the disposition principally to repay a portion of outstanding indebtedness. The Company sold one office property located in Charlotte, North Carolina on August 9, 2023 for a gross sales price of $9.2 million, at a loss of $0.8 million. During the three months ended September 30, 2023, the Company recorded a gain on sale of $53,000 as a result of conveying approximately

7,826 square feet of land at the Company’s Addison, Texas property to the Town of Addison as part of a road revitalization project.

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

During the three months ended September 30, 2023, the Company entered into an agreement to sell a property in Plano, Texas for a gross sales price of approximately $48.0 million, at an expected gain of $10.6 million. The Company reclassified $36.2 million of this office property as an asset held for sale as of September 30, 2023. The reclassification was a non-cash investing activity on the statement of cash flows. On October 26, 2023, the Company completed the sale of the property located in Plano, Texas for a gross sales price of $48.0 million at a gain of approximately $10.6 million. On December 6, 2023, the Company sold another of the assets held for sale, an office property located in Miami, Florida for a sales price of $68.0 million at a loss of approximately $18.9 million.

The asset held for sale located in Atlanta, Georgia, was expected to sell for a gross sales price of $40.0 million at a loss of approximately $20.5 million, which was recorded as an impairment as of September 30, 2023, however on November 15, 2023, the Company received notice from the buyer indicating that the buyer was terminating the transaction and directing the deposit and interest be disbursed to the Company. At December 31, 2023, the office property remained classified on the consolidated balance sheet as an asset held for sale in the amount of $39.0 million and was comprised of $52.2 million of real estate assets, net of accumulated depreciation, $4.4 million of straight-line rents receivable, and $2.9 million of deferred leasing commissions, net of accumulated amortization. The Company expects the property will be sold within the next twelve months.

During the three months ended September 30, 2023, the Company entered into a purchase and sale agreement, which was subsequently amended, to sell a property located in Richardson, Texas for a gross sales price of $35.0 million. During the three months ended December 31, 2023, the Company recorded this property at the fair value less cost to sell, which was less than the carrying value and resulted in an impairment of $2.1 million. The Company reclassified $34.4 million of this office property as an asset held for sale, which comprised of $31.1 million in real estate assets, net of accumulated depreciation, $3.4 million in straight-line rents receivable, and $2.0 million in deferred leasing commissions, net of accumulated amortization.

In 2022, the Company sold two office properties located in Broomfield, Colorado on August 31, 2022 for an aggregate gross sales price of $102.5 million, at a gain of approximately $24.1 million. The Company sold an office property located in Evanston, Illinois on December 28, 2022 for a sales price of $27.8 million, at a gain of approximately $3.9 million. The Company used the proceeds of the dispositions principally to repay outstanding indebtedness.

The Company concluded the dispositions did not represent a strategic shift and reports the results of operations of its properties in its consolidated statements of operations, which includes rental income, rental operating expenses, real estate taxes and insurance and depreciation and amortization.

The operating results for the properties that the Company disposed of or classified as assets held for sale are summarized below:

	Year ended December 31,
(in thousands)	2024	2023	2022
Rental revenue	$7,319	$29,837	$45,762
Rental operating expenses	(2,988)	(9,773)	(14,684)
Real estate taxes and insurance	(324)	(4,316)	(10,449)
Depreciation and amortization	(832)	(8,599)	(16,114)
Income from dispositions and assets held for sale	$3,175	$7,149	$4,515

11.   Segment Information

The Company is a REIT focused on real estate investments primarily in the office market and currently operates in one segment: real estate operations. Each of the Company’s properties qualify as an operating segment but are aggregated together because they exhibit similar economic characteristics and operating similarities.

The chief operating decision maker (CODM) of the Company is the Company’s Chief Executive Officer. The CODM measures the performance and profit or loss for the Company’s reportable segment using a measure referred to as Segment Net Operating Income (Segment NOI). The CODM utilizes Segment NOI when considering the deployment of the Company’s capital resources on a property-by-property basis. The significant expense categories which the Company’s CODM examines when measuring the segment’s performance include real estate operating expenses and real estate taxes and insurance. Asset information by segment is not reported because the Company does not use this measure to assess performance. The total assets of the Company’s reportable segment can be found on the Company’s consolidated balance sheets.

Segment NOI is a non-GAAP financial measure that the Company defines as net income or loss (the most directly comparable GAAP financial measure) plus selling, general and administrative expenses, depreciation and amortization, including amortization of acquired above and below market lease intangibles and impairment charges, interest expense, less equity in earnings of nonconsolidated REITs, interest income, hedge ineffectiveness, gains or losses on the sale of assets and excludes income taxes. Segment NOI, as defined by the Company, may not be comparable to NOI reported by other REITs that define NOI differently. Segment NOI should not be considered an alternative to net income or loss as an indication of our performance or to cash flows as a measure of the Company’s liquidity or its ability to make distributions.

The calculations of Segment NOI are shown in the following table:

Segment Net Operating Income (NOI)

	Year Ended	Year Ended	Year Ended
(in thousands)	31-Dec-24	31-Dec-23	31-Dec-22
Total consolidated revenues	$120,112	$145,707	$165,615

Reconciling items:
Amortization of above/below market leases	(17)	(44)	(118)

Less:
Real estate operating expenses	45,043	50,732	52,820
Real estate taxes and insurance	22,716	27,200	34,620
Segment NOI	$52,336	$67,731	$78,057

	Year Ended	Year Ended	Year Ended
Reconciliation to Net Income (Loss)	31-Dec-24	31-Dec-23	31-Dec-22
Net income (loss)	$(52,723)	$(48,110)	1,094
Add (deduct):
Loss on extinguishment of debt	1,042	106	78
Gain on consolidation of Sponsored REIT	—	(394)	—
Impairment and loan loss reserve	—	—	4,237
(Gain) loss on sale of properties and impairment of assets held for sale, net	20,826	23,384	(27,939)
Depreciation and amortization	44,774	54,738	63,808
Amortization of above/below market leases	(17)	(44)	(118)
General and administrative	13,884	14,021	13,885
Interest expense	26,424	24,318	22,808
Interest income	(2,090)	(567)	—
Tax expense	216	279	204
Segment NOI	$52,336	$67,731	$78,057

12.   Subsequent Events

On January 10, 2025, the Board of Directors of the Company declared a cash distribution of $0.01 per share of common stock payable on February 13, 2025, to stockholders of record on January 24, 2025.

Schedule II

Franklin Street Properties Corp.

Valuation and qualifying accounts:

		Additions
		(Decreases)
	Balance at	charged to		Balance
(in thousands)	beginning	costs and		at end
Classification	of year	expenses	Deductions	of year

Allowance for doubtful accounts
2022	$533	(38)	(478)	17
2023	17	(9)	—	8
2024	8	(8)	—	—

Allowance for credit losses
2022	$—	4,237	—	4,237
2023	4,237	(4,237)	—	—
2024	—	—	—	—

SCHEDULE III

FRANKLIN STREET PROPERTIES CORP.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2024

		Initial Cost			Historical Cost
				Costs
				Capitalized		Buildings			Total Costs,
(in thousands)			Buildings	(Disposals)		Improvements			Net of	Depreciable				Date of
	Encumbrances		Improvements	Subsequent to		and		Accumulated	Accumulated	Life			Year	Acquisition
Description	(1)	Land	and Equipment	Acquisition	Land	Equipment	Total (2)	Depreciation	Depreciation	Years			Built	(3)

	(in thousands)
Commercial Properties:
Park Ten, Houston, TX	—	1,061	21,303	8,150	565	29,949	30,514	15,549	14,965	5	-	39	1999	2002
Addison, Addison, TX	—	4,325	48,040	14,489	4,325	62,529	66,854	32,544	34,310	5	-	39	1999	2002
Greenwood, Englewood, CO	—	3,100	30,201	13,165	3,100	43,366	46,466	21,140	25,326	5	-	39	2000	2005
Eldridge Green, Houston, TX	—	3,900	43,791	12,423	3,900	56,214	60,114	25,615	34,499	5	-	39	1999	2004
Liberty Plaza, Addison, TX	—	4,374	21,146	12,958	4,279	34,199	38,478	16,245	22,233	5	-	39	1985	2006
Park Ten II, Houston, TX	—	1,300	31,712	7,261	1,300	38,973	40,273	18,421	21,852	5	-	39	2006	2006
121 South Eight Street, Minneapolis, MN	—	4,444	15,214	29,762	4,444	44,976	49,420	17,736	31,684	5	-	39	1974	2010
801 Marquette Ave South, Minneapolis, MN	—	4,184	—	28,318	4,184	28,318	32,502	8,087	24,415	5	-	39	1923	2010
Legacy Tennyson Center, Plano, TX	—	3,067	22,064	7,115	3,067	29,179	32,246	10,138	22,108	5	-	39	2008	2011
Westchase I & II, Houston, TX	—	8,491	121,508	26,557	8,491	148,065	156,556	46,948	109,608	5	-	39	2008	2012
1999 Broadway, Denver CO	—	16,334	137,726	44,326	16,334	182,052	198,386	58,083	140,303	5	-	39	1986	2013
1001 17th Street, Denver, CO	—	17,413	165,058	42,904	17,413	207,962	225,375	60,394	164,981	5	-	39	2006	2013
Plaza Seven, Minneapolis, MN	—	6,604	54,240	15,228	6,604	69,468	76,072	18,814	57,258	5	-	39	1987	2016
600 17th Street, Denver, CO	—	20,876	99,941	18,848	20,876	118,789	139,665	27,312	112,353	5	-	39	1982	2016
Monument Circle, Indianapolis, IN		6,416	13,279	—	6,416	13,279	19,695	682	19,013	5	-	39	1992	2023
Balance — Real Estate	—	$105,889	$825,223	$281,504	$105,298	$1,107,318	$1,212,616	$377,708	$834,908
(1)	There are no encumbrances on the above properties.
(2)	The aggregate cost for Federal Income Tax purposes is $1,360,898.
(3)	Original date of acquisition by Sponsored Entity.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,
(in thousands)	2024	2023	2022
Real estate investments, at cost:
Balance, beginning of year	$1,257,173	$1,526,665	$1,615,457
Acquisitions	—	19,695	—
Improvements	20,535	29,194	60,132
Assets held for sale	—	(118,644)	—
Dispositions	(65,092)	(199,737)	(148,924)
Balance, end of year - Real Estate	$1,212,616	$1,257,173	$1,526,665

Accumulated depreciation:
Balance, beginning of year	$366,349	$423,417	$424,487
Depreciation	37,746	45,558	52,208
Assets held for sale	—	(35,399)	—
Dispositions	(26,387)	(67,227)	(53,278)
Balance, end of year - Accumulated Depreciation	$377,708	$366,349	$423,417