Form 10-Q
period 2025-06-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2025-07-29
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025.

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

The number of shares of common stock outstanding as of July 24, 2025, was 103,690,340.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
June 30, 2025

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share and par value amounts)	2025	2024
Assets:
Real estate assets:
Land (amounts related to variable interest entities ("VIEs") of $0 and $6,416 at June 30, 2025 and December 31, 2024, respectively)	$98,883	$105,298
Buildings and improvements (amounts related to VIEs of $0 and $13,279 at June 30, 2025 and December 31, 2024, respectively)	1,085,048	1,096,265
Fixtures and equipment	11,399	11,053
	1,195,330	1,212,616
Less accumulated depreciation (amounts related to VIEs of $0 and $682 at June 30, 2025 and December 31, 2024, respectively)	391,918	377,708
Real estate assets, net (amounts related to VIEs of $0 and $19,013 at June 30, 2025 and December 31, 2024, respectively)	803,412	834,908
Acquired real estate leases, less accumulated amortization of $13,829 and $13,613, respectively (amounts related to VIEs of $0 and $67, less accumulated amortization of $0 and $35 at June 30, 2025 and December 31, 2024, respectively)	3,309	4,205
Cash, cash equivalents and restricted cash (amounts related to VIEs of $235 and $1,314 at June 30, 2025 and December 31, 2024, respectively)	30,518	42,683
Tenant rent receivables	1,568	1,283
Straight-line rent receivable	37,839	37,727
Prepaid expenses and other assets	3,583	3,114
Office computers and furniture, net of accumulated depreciation of $1,088 and $1,073, respectively	55	70
Deferred leasing commissions, net of accumulated amortization of $14,822 and $14,195, respectively	22,959	22,941
Total assets	$903,243	$946,931

Liabilities and Stockholders’ Equity:
Liabilities:
Term loans payable, less unamortized financing costs of $1,327 and $2,220, respectively	$125,124	$124,491
Series A & Series B Senior Notes, less unamortized financing costs of $711 and $1,191, respectively	122,656	122,430
Accounts payable and accrued expenses (amounts related to VIEs of $83 and $534 at June 30, 2025 and December 31, 2024, respectively)	22,010	34,067
Accrued compensation	1,911	3,097
Tenant security deposits	6,289	6,237
Lease liability	515	707
Acquired unfavorable real estate leases, less accumulated amortization of $52 and $89, respectively	38	45
Total liabilities	278,543	291,074

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 103,690,340 and 103,566,715 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,335,586	1,335,361
Accumulated other comprehensive income	—	—
Accumulated distributions in excess of accumulated earnings	(710,896)	(679,514)
Total stockholders’ equity	624,700	655,857
Total liabilities and stockholders’ equity	$903,243	$946,931

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024

Revenues:
Rental	$26,715	$30,818	$53,822	$62,043
Other	—	12	—	12
Total revenues	26,715	30,830	53,822	62,055
Expenses:
Real estate operating expenses	10,701	11,027	20,796	22,046
Real estate taxes and insurance	4,191	5,727	9,560	11,663
Depreciation and amortization	10,626	11,482	21,450	23,107
General and administrative	3,281	3,635	6,765	7,794
Interest	6,339	7,082	12,030	13,928
Total expenses	35,138	38,953	70,601	78,538

Loss on extinguishment of debt	(3)	—	(5)	(137)
Gain (loss) on sale of properties and impairment of assets held for sale, net	384	(13,200)	(12,900)	(13,205)
Interest income	248	348	507	1,356
Loss before taxes	(7,794)	(20,975)	(29,177)	(28,469)
Tax expense	82	48	134	106

Net loss	$(7,876)	$(21,023)	$(29,311)	$(28,575)

Weighted average number of shares outstanding, basic and diluted	103,610	103,477	103,589	103,454

Net loss per share, basic and diluted	$(0.08)	$(0.20)	$(0.28)	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		December 31,
(in thousands)	2025	2024	2025	2024

Net loss	$(7,876)	$(21,023)	$(29,311)	$(28,575)

Other comprehensive loss:
Reclassification from accumulated other comprehensive income into interest expense	—	—	—	(355)

Total other comprehensive loss	—	—	—	(355)

Comprehensive loss	$(7,876)	$(21,023)	$(29,311)	$(28,930)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands, except per share amounts)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2023	103,430	$10	$1,335,091	$355	$(622,651)	$712,805
Comprehensive loss	—	—	—	(355)	(7,552)	(7,907)
Distributions $0.01 per share of common stock	—	—	—	—	(1,034)	(1,034)
Balance, March 31, 2024	103,430	$10	$1,335,091	$—	$(631,237)	$703,864
Comprehensive loss	—	—	—	—	(21,023)	(21,023)
Equity-based compensation	137	—	270	—	—	270
Distributions $0.01 per share of common stock	—	—	—	—	(1,034)	(1,034)
Balance, June 30, 2024	103,567	$10	$1,335,361	$—	$(653,294)	$682,077

Balance, December 31, 2024	103,567	$10	$1,335,361	$—	$(679,514)	$655,857
Comprehensive loss	—	—	—	—	(21,435)	(21,435)
Distributions $0.01 per share of common stock	—	—	—	—	(1,036)	(1,036)
Balance, March 31, 2025	103,567	$10	$1,335,361	$—	$(701,985)	$633,386
Comprehensive loss	—	—	—	—	(7,876)	(7,876)
Equity-based compensation	123	—	225	—	—	225
Distributions $0.01 per share of common stock	—	—	—	—	(1,035)	(1,035)
Balance, June 30, 2025	103,690	$10	$1,335,586	$—	$(710,896)	$624,700

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(29,311)	$(28,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	22,818	24,604
Amortization of above and below market leases	—	(11)
Shares issued as compensation	225	270
Amortization of other comprehensive income into interest expense	—	(355)
Loss on extinguishment of debt	5	137
Loss on sale of properties and impairment of assets held for sale, net	12,900	13,205
Changes in operating assets and liabilities:
Tenant rent receivables	(285)	(158)
Straight-line rents	(4)	464
Lease acquisition costs	(115)	(292)
Prepaid expenses and other assets	(287)	(420)
Accounts payable and accrued expenses	(10,924)	(12,557)
Accrued compensation	(1,186)	(1,344)
Tenant security deposits	52	44
Payment of deferred leasing commissions	(2,247)	(2,748)
Net cash used in operating activities	(8,359)	(7,736)
Cash flows from investing activities:
Property improvements, fixtures and equipment	(7,320)	(13,247)
Proceeds received from sales of properties	6,099	34,326
Net cash provided by (used in) investing activities	(1,221)	21,079
Cash flows from financing activities:
Distributions to stockholders	(2,071)	(2,068)
Repayments of Bank note payable	—	(22,667)
Repayments of Term loans payable	(260)	(28,963)
Repayments of Series A&B Senior Notes	(254)	(50,370)
Deferred financing costs	—	(5,660)
Net cash used in financing activities	(2,585)	(109,728)
Net decrease in cash, cash equivalents and restricted cash	(12,165)	(96,385)
Cash, cash equivalents and restricted cash, beginning of year	42,683	127,880
Cash, cash equivalents and restricted cash, end of period	$30,518	$31,495

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$10,176	$12,847
Taxes	$304	$372
Non-cash investing activities:
Accrued costs for purchases of real estate assets	$1,379	$1,992

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

As of June 30, 2025, the Company owned and operated a portfolio of real estate consisting of 14 operating properties. The Company may pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, for geographic, property specific reasons or for other general corporate purposes.

Properties

The following table summarizes the Company’s number of owned and consolidated properties and rentable square feet of real estate.

	As of June 30,
	2025	2024
Owned and Consolidated Properties:
Number of properties (1)	14	17
Rentable square feet	4,807,663	5,478,176

(1) Includes two properties that were classified as an asset held for sale as of June 30, 2024.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other period.

Liquidity and Management’s Plan

As of July 29, 2025, the Company had aggregate outstanding indebtedness under three unsecured loans, the BofA Term Loan, the BMO Term Loan and the Senior Notes (each as defined and described in Note 2 below), totaling approximately $249.8 million and maturing on April 1, 2026, which is within 12 months of the date of issuance of the financial statements accompanying this Quarterly Report on Form 10-Q.

Management intends to engage in discussions with the Company’s lenders and/or third party financing sources to extend or refinance the Company’s existing debt and the Company also may seek to effect asset sales or other potential transactions to repay such debt prior to the applicable maturity dates. Management believes that it is more likely than not that the Company will be successful in extending the maturity date or refinancing all of its existing debt, or in effecting asset sales or other potential transactions prior to the applicable maturity dates. Accounting Standards Codification (ASC) 205-40, “Presentation of Financial Statements— Going Concern”, requires management to consider whether there is substantial doubt regarding the Company’s ability to continue as a going concern as a result of uncertainty about the maturity of the Company’s debt on April 1, 2026. Although management believes that it is more likely than not that the Company will be able to extend the maturity date or retire the existing debt through a refinancing, asset sales or other potential transactions, guidance issued under ASC 205-40 requires that management not conclude that such an outcome is “probable” if, among other factors, the outcome is not within the control of the Company. Because no such restructuring, refinancing, sale or other potential transactions have closed, such outcomes are not within the control of the Company; therefore, for accounting purposes, management is unable to conclude that such an outcome is probable. Accordingly, ASC 205-40 requires management to conclude that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year following the date of issuance of these financial statements.

While management believes that it is more likely than not that the Company will be able to extend the maturity dates applicable to, or retire, the BofA Term Loan, the BMO Term Loan and the Senior Notes through a refinancing, asset sales or other potential transactions, there is no assurance that the Company will be able to do so. The failure to extend the maturity dates applicable to, or retire, the BofA Term Loan, the BMO Term Loan and the Senior Notes through a refinancing, asset sales or other potential transactions could lead to events of default, which would have a material adverse effect on the Company’s financial condition.

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

	June 30,	June 30,
(in thousands)	2025	2024
Cash and cash equivalents (1)	$29,368	$30,245
Restricted cash	1,150	1,250
Total cash, cash equivalents and restricted cash	$30,518	$31,495

(1) Includes $235 and $1,745 at June 30, 2025 and 2024, respectively, pertaining to Monument Circle, which the Company is unable to utilize for its own operational purposes.

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

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancellable with 30 days notice. The Company recognized no asset management fee income from non-consolidated entities for each of the six months ended June 30, 2025 and 2024.

The Company recognized no interest income and fees from the Sponsored REIT Loan for each of the three and six months ended June 30, 2025 and 2024.

On October 29, 2021, the Company agreed to amend and restate the then existing Sponsored REIT Loan to extend the maturity date from December 6, 2022 to June 30, 2023 and to advance an additional $3.0 million tranche of indebtedness to Monument Circle with the same June 30, 2023 maturity date, effectively increasing the aggregate principal amount of the Sponsored REIT Loan from $21 million to $24 million. In addition, the Company agreed to defer all principal and interest payments due under the Sponsored REIT Loan until the maturity date. As part of its consideration for agreeing to amend and restate the Sponsored REIT Loan, the Company obtained from the stockholders of the parent of Monument Circle the right to vote their shares in favor of any sale of the property owned by Monument Circle any time on or after January 1, 2023. There were no commitments to lend additional funds to the Sponsored REIT. On June 26, 2023, the Sponsored REIT Loan maturity was extended to September 30, 2023. On September 26, 2023, the Sponsored REIT Loan maturity was further extended to September 30, 2024. On September 27, 2024, the Sponsored REIT Loan maturity was further extended to September 30, 2025. The Sponsored REIT Loan was extinguished on June 6, 2025, when the property securing the loan was sold. More information on the sale is included in Note 8, “Disposition of Properties and Assets Held for Sale” in this Quarterly Report on Form 10-Q.

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

2.  Term Loans Payable and Senior Notes

BMO Term Loan

As of June 30, 2025, the Company has a term loan borrowing in the aggregate principal amount of approximately $70.9 million (the “BMO Term Loan”) with Bank of Montreal, as administrative agent, and the other lending institutions party thereto, that matures on April 1, 2026. On February 21, 2024, the Company amended the BMO Term Loan by entering into a Second Amendment to Second Amended and Restated Credit Agreement with Bank of Montreal and the other lending institutions party thereto (the “BMO Second Amendment”). The BMO Second Amendment amended the Second Amended and Restated Credit Agreement dated September 27, 2018 (the “Original BMO Credit Agreement”), as amended by the First Amendment to Second Amended and Restated Credit Agreement dated February 10, 2023 (the “BMO First Amendment”), to, among other things: (1) extend the maturity date from October 1, 2024 to April 1, 2026; (2) change the interest rate from either 300 basis points over SOFR or 200 basis points over the base rate to either 300 basis points over SOFR with a floor on SOFR of 500 basis points or 200 basis points over the base rate with a floor on the base rate of 600 basis points; (3) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, BofA Term Loan (defined below) and the Senior Notes (defined below) exceeded $200 million, the spread over SOFR or the base rate, as applicable, would be permanently increased by 100 basis points from 300 basis points to 400 basis points in the case of

SOFR, and from 200 basis points to 300 basis points in the case of the base rate; (4) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by the Company; (5) require that, within 90 days of the February 21, 2024 effective date of the BMO Second Amendment, certain of the Company’s subsidiaries guarantee the BMO Term Loan; (6) require that, within 90 days of the February 21, 2024 effective date of the BMO Second Amendment, the Company pledge its equity interests in certain of the Company’s subsidiaries as collateral for the BMO Term Loan; (7) reduce the Company’s minimum fixed charge coverage ratio from 1.50x to 1.25x; and (8) reduce the Company’s minimum unsecured interest coverage ratio from 1.75x to 1.25x. The Original BMO Credit Agreement, as amended by the BMO First Amendment and the BMO Second Amendment, is referred to as the “BMO Credit Agreement”.

On February 21, 2024, as part of the BMO Second Amendment, the Company repaid an approximately $29.0 million portion of the BMO Term Loan. On July 10, 2024, the Company repaid an approximately $7.2 million portion of the BMO Term Loan from asset sale proceeds of a property located in Glen Allen, Virginia. On October 25, 2024, the Company repaid an approximately $7.8 million portion of the BMO Term Loan from asset sale proceeds of a property located in Atlanta, Georgia. On March 6, 2025, the Company repaid an approximately $43,000 portion of the BMO Term Loan from an escrow collected on March 4, 2025, which had been held from the sale of a property located in Glen Allen, Virginia. On May 16, 2025, the Company repaid an approximately $103,000 portion of the BMO Term Loan from escrows collected on May 14, 2025, which had been held from the sale of a property located in Glen Allen, Virginia and the sale of a property located in Atlanta, Georgia.

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

Effective April 1, 2025, the interest rate on the BMO Term Loan increased from 8.00% per annum to 9.00% per annum.

As of June 30, 2025 and December 31, 2024, the interest rate on the BMO Term Loan was 9.00% and 8.00% per annum, respectively. The weighted average variable interest rate on all amounts outstanding under the BMO Term Loan was 8.50% and 8.34% for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively.

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

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, use of net cash proceeds from the disposition of property, assets and equity issuances, mandatory prepayments, the requirement to have certain subsidiaries provide guarantees, the requirement to pledge the Company’s equity interests in certain subsidiaries as collateral, changes in business, certain restricted payments, repurchases and redemptions of the Company’s common stock, going concern qualifications to the Company’s financial statements, and transactions with affiliates. In addition, the BMO Credit Agreement also restricts the Company’s ability to make quarterly dividend distributions that exceed $0.01 per share of the Company’s common stock; provided, however, that notwithstanding such restriction, the Company is permitted to make dividend distributions based on the Company’s good faith estimate of projected or estimated taxable income or otherwise as necessary to retain the Company’s status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which the Company would otherwise be subject. The BMO Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The Company was in compliance with the BMO Term Loan financial covenants as of June 30, 2025.

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

BofA Term Loan

As of June 30, 2025, the Company has a term loan borrowing in the aggregate principal amount of approximately $55.5 million (the “BofA Term Loan”) with Bank of America, N.A. as administrative agent, and other lending institutions party thereto that matures on April 1, 2026. Prior to February 21, 2024, we referred to the BofA Term Loan as the BofA Revolver. On February 21, 2024, the Company amended the BofA Term Loan by entering into a Second Amendment to Credit Agreement with the lending institutions party thereto (the “BofA Second Amendment”). The BofA Second Amendment amended the Credit Agreement dated January 10, 2022 (the Original BofA Credit Agreement, as amended by the First Amendment to Credit Agreement dated February 10, 2023 (the “BofA First Amendment”) to, among other things: (1) extend the maturity date from October 1, 2024 to April 1, 2026; (2) convert borrowings from being either revolving loans or letters of credit to a term loan; (3) change the interest rate from either 300 basis points over SOFR or 200 basis points over the base rate to either 300 basis points over SOFR with a floor on SOFR of 500 basis points or 200 basis points over the base rate with a floor on the base rate of 600 basis points; (4) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, the spread over SOFR will permanently increase by 100 basis points from 300 basis points to 400 basis points in the case of SOFR, and from 200 basis points to 300 basis points in the case of the base rate; (5) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by the Company; (6) require that, within 90 days of the February 21, 2024 effective date of the BofA Second Amendment, certain of the Company’s subsidiaries guarantee the BofA Term Loan; (7) require that, within 90 days of the February 21, 2024 effective date of the BofA Second Amendment, the Company pledge its equity interests in certain of the Company’s subsidiaries as collateral for the BofA Term Loan; (8) reduce the Company’s minimum fixed charge coverage ratio from 1.50x to 1.25x; and (9) reduce the Company’s minimum unsecured interest coverage ratio from 1.75x to 1.25x. The Original BofA Credit Agreement, as amended by the BofA First Amendment and the BofA Second Amendment, is referred to as the “BofA Credit Agreement”.

On February 21, 2024, as part of the BofA Second Amendment, the Company repaid an approximately $22.7 million portion of the BofA Revolver. On July 10, 2024, the Company repaid an approximately $5.6 million portion of the BofA Term Loan from asset sale proceeds of a property located in Glen Allen, Virginia. On October 25, 2024, the Company repaid an approximately $6.1 million portion of the BofA Term Loan from asset sale proceeds of a property located in Atlanta, Georgia. On March 6, 2025, the Company repaid an approximately $34,000 portion of the BofA Term Loan from an escrow collected on March 4, 2025, which had been held from the sale of a property located in Glen Allen, Virginia. On May 16, 2025, the Company repaid an approximately $80,000 portion of the BofA Term Loan from escrows collected on May 14, 2025, which had been held from the sale of a property located in Glen Allen, Virginia and the sale of a property located in Atlanta, Georgia.

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

Effective April 1, 2025, the interest rate on the BMO Term Loan increased from 8.00% per annum to 9.00% per annum.

As of June 30, 2025 and December 31, 2024, the interest rate on the BofA Term Loan was 9.00% and 8.00% per annum, respectively. The weighted average variable interest rate on all amounts outstanding under the BofA Term Loan was 8.50% and 8.34% for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively.

The BofA Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, use of net cash proceeds from the disposition of property, assets and equity issuances, mandatory prepayments, the requirement to have certain subsidiaries provide guarantees, the requirement to pledge the Company’s equity interests in certain subsidiaries as collateral, changes in business, certain restricted payments, repurchases and redemptions of the Company’s common stock, going concern qualifications to the Company’s financial statements, and transactions with affiliates. In addition, the BofA Credit Agreement also restricts the Company’s ability to make quarterly dividend distributions that exceed $0.01 per share of the Company’s common stock; provided, however, that notwithstanding such restriction, the Company is permitted to make dividend distributions based on the Company’s good faith estimate of projected or estimated taxable income or otherwise as necessary to retain the Company’s status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which the Company would otherwise be subject. The BofA Credit Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The Company was in compliance with the BofA Term Loan financial covenants as of June 30, 2025.

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

Senior Notes

As of June 30, 2025, the Company has senior notes in the aggregate principal amount of approximately $123.4 million (the “Senior Notes”) that mature on April 1, 2026. The Senior Notes consist of (i) Series A Senior Notes due April 1, 2026 in an aggregate principal amount of approximately $71.6 million (the “Series A Notes”) and (ii) Series B Senior Notes due April 1, 2026 in the aggregate principal amount of approximately $51.8 million (the “Series B Notes”). On February 21, 2024, the Company amended the terms of the Senior Notes by entering into a First Amendment to Note Purchase Agreement (the “NPA First Amendment”) with the purchasers party thereto. The NPA First Amendment amended the Note Purchase Agreement dated October 24, 2017 (the “Original Note Purchase Agreement”) to, among other things: (1) extend the maturity date of the Series A Notes from December 20, 2024 to April 1, 2026; (2) shorten the maturity date of the Series B Notes from December 20, 2027 to April 1, 2026; (3) increase the interest rate applicable to the Series A Notes from 4.49%

per annum to 8.00% per annum; (4) increase the interest rate applicable to the Series B Notes from 4.76% per annum to 8.00% per annum; (5) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, the per annum interest rates applicable to the Series A Note and the Series B Notes will permanently increase by 1.00% from 8.00% per annum to 9.00% per annum; (6) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by the Company; (7) require that, within 90 days of the February 21, 2024 effective date of the NPA First Amendment, certain of the Company’s subsidiaries guarantee the Senior Notes; (8) require that, within 90 days of the February 21, 2024 effective date of the NPA First Amendment, the Company pledge its equity interests in certain of the Company’s subsidiaries as collateral for the Senior Notes; and (9) conform all financial covenants and negative covenants in the Note Purchase Agreement with the BofA Credit Agreement and the BMO Credit Agreement. The Original Note Purchase Agreement, as amended by the NPA First Amendment, is referred to as the “Note Purchase Agreement”.

On February 21, 2024, as part of the NPA First Amendment, the Company repaid an approximately $29.2 million portion of the Series A Notes and an approximately $21.2 million portion of the Series B Notes. On July 10, 2024, the Company repaid an approximately $7.2 million portion of the Series A Notes and an approximately $5.3 million portion of the Series B Notes from asset sale proceeds of a property located in Glen Allen, Virginia. On October 25, 2024, the Company repaid an approximately $7.8 million portion of the Series A Notes and an approximately $5.7 million portion of the Series B Notes from asset sale proceeds of a property located in Atlanta, Georgia. On March 6, 2025, the Company repaid an approximately $44,000 portion of the Series A Notes and an approximately $32,000 portion of the Series B Notes from an escrow collected on March 4, 2025, which had been held from the sale of a property located in Glen Allen, Virginia. On May 16, 2025, the Company repaid an approximately $103,000 portion of the Series A Notes and an approximately $75,000 portion of the Series B Notes from escrows collected on May 14, 2025, which had been held from the sale of a property located in Glen Allen, Virginia and the sale of a property located in Atlanta, Georgia. As of June 30, 2025, approximately $71.6 million aggregate principal amount of the Series A Notes remained outstanding and approximately $51.8 million aggregate principal amount of the Series B Notes remained outstanding.

Effective April 1, 2025, the interest rates on both the Series A Notes and the Series B Notes permanently increased from 8.00% per annum to 9.00% per annum.

As of June 30, 2025 and December 31, 2024, the interest rate on both the Series A Notes and Series B Notes was 9.00% per annum and 8.00% per annum, respectively.

The Note Purchase Agreement contains customary affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, use of net cash proceeds from the disposition of property, assets and equity issuances, mandatory prepayments, the requirement to have certain subsidiaries provide guarantees, the requirement to pledge the Company’s equity interests in certain subsidiaries as collateral, changes in business, certain restricted payments, repurchases and redemptions of the Company’s common stock, going concern qualifications to the Company’s financial statements, transactions with affiliates, certain restrictions on severance, retention and similar arrangements applicable to the Company’s executive officers, and real estate investment trust compliance requirements. In addition, the Note Purchase Agreement also restricts the Company’s ability to make quarterly dividend distributions that exceed $0.01 per share of the Company’s common stock; provided, however, that notwithstanding such restriction, the Company is permitted to make dividend distributions based on the Company’s good faith estimate of projected or estimated taxable income or otherwise as necessary to retain the Company’s status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which the Company would otherwise be subject. The Note Purchase Agreement also contains financial covenants that require the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The Company was in compliance with the Note Purchase Agreement financial covenants as of June 30, 2025.

The Note Purchase Agreement contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the purchasers may, among other remedies, accelerate the payment of all obligations.

3.  Financial Instruments: Derivatives and Hedging

On February 20, 2019, the Company entered into interest rate swap transactions that fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan (the “2019 BMO Interest Rate Swap”). The variable rates that were fixed under the 2019 BMO Interest Rate Swap is described in Note 2. On February 8, 2023, the Company terminated the 2019 BMO Interest Rate Swap applicable to the BMO Term Loan and, on February 10, 2023, the Company received an aggregate of approximately $4.3 million as a result of such terminations, of which approximately $0.1 million related to interest receivable. As of June 30, 2025, there were no derivative instruments.

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

The gain (loss) on the 2019 BMO Interest Rate Swap was recorded in other comprehensive income (loss) (OCI), and the accompanying consolidated statements of operations as a component of interest expense for the six months ended June 30, 2025 and 2024, was as follows:

(in thousands)	Six Months Ended June 30,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2025	2024

Amounts of gain recognized in OCI	$—	$—
Amounts of previously recorded gain (loss) reclassified from OCI into Interest Expense	$—	$355

Total amount of Interest Expense presented in the consolidated statements of operations	$12,030	$13,928

Over time, the realized gains in accumulated other comprehensive income were reclassified into earnings as a decrease to interest expense in the same periods in which the hedged interest payments affected earnings.

The Company hedged the exposure to variability in anticipated future interest payments on existing debt.

4.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of Company shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at each of June 30, 2025 and 2024.

5.  Stockholders’ Equity

As of June 30, 2025, the Company had 103,690,340 shares of common stock outstanding. The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends

2025:
First quarter of 2025	$0.01	$1,036
Second quarter of 2025	$0.01	$1,035

2024:
First quarter of 2024	$0.01	$1,034
Second quarter of 2024	$0.01	$1,034

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

On May 31, 2024 and May 30, 2025, the Company granted shares under the Plan to non-employee directors with the compensation cost related to such grants indicated in the table below, which was recognized during the three months ended June 30, 2024 and June 30, 2025, respectively, and is included in general and administrative expenses for such period. Such shares were fully vested on the date of issuance.

	Shares Available	Compensation
	for Grant	Cost

Balance December 31, 2023	1,502,248	$1,721,241
Shares granted 2024	(136,362)	269,997
Balance December 31, 2024	1,365,886	$1,991,238
Shares granted 2025	(123,625)	224,998
Balance June 30, 2025	1,242,261	$2,216,236

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

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Company’s prior sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. Approximately $0.4 million of NOLs expired in 2024. A valuation allowance is provided for the full amount of the gross NOLs available as the realization of any tax benefits remaining from such NOLs is not assured. The gross amount of NOLs available to the Company was approximately $95.8 million and $95.8 million as of June 30, 2025 and December 31, 2024, respectively.

Income Tax Expense

The Company recognized approximately $31,000 in Federal Income Tax expense related to the sale of Monument Circle for the six months ended June 30, 2025. The Company is subject to a business tax known as the Revised Texas Franchise Tax. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax. The Company recorded a provision for the Revised Texas Franchise Tax of $103,000 and $106,000 for the six months ended June 30, 2025 and 2024, respectively.

The income tax expense reflected in the consolidated statements of operations relates primarily to a franchise tax on the Company’s Texas properties.

	For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024

Federal Income Tax	$31	$—
Revised Texas Franchise Tax	103	106
Other Taxes	—	—
Tax expense	$134	$106

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

For the six months ended June 30, 2025 and 2024, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:
	For the Six Months Ended June 30,
(in thousands)	2025	2024
Income from leases (1)	$53,819	$62,495
	$53,819	$62,495

(1) Includes amounts recognized from variable lease payments of $15,929 and $17,462 for the six months ended June 30, 2025 and 2024, respectively.

8. Disposition of Properties and Assets Held for Sale

On April 7, 2025, Monument Circle entered into a purchase and sale agreement to sell its property located in Indianapolis, Indiana to a third party for a gross sales price of $6.0 million. The property was sold on June 6, 2025 at a total loss of $12.9 million, including an impairment loss of $13.3 million that was recorded during the three months ended March 31, 2025 that was decreased by $0.4 million for final sale adjustments during the three months ended June 30, 2025 after the sale was completed.

In October 2021, as part of its consideration for agreeing to amend and restate the Sponsored REIT Loan, the Company obtained from the stockholders of the parent of Monument Circle the right to vote their shares in favor of any sale of the property owned by Monument Circle any time on or after January 1, 2023. At March 31, 2025, the Company recorded this property at the fair value less cost to sell, which was less than the carrying value and resulted in an impairment loss of $13.3 million. The Company reclassified $5.7 million of this office property as an asset held for sale, which is comprised of $18.9 million in real estate assets, net of accumulated depreciation, prior to the impairment. The reclassification was a non-cash investing activity on the statement of cash flows. The Company estimated the fair value of this property, less estimated costs to sell, based on the purchase price set forth in the letter of intent to purchase the property that Monument Circle entered into with the third party (Level 3 inputs, as there are no observable inputs).

During the three months ended March 31, 2024, the Company sold one office property located in Richardson, Texas on January 26, 2024, for a sales price of $35.0 million at a loss of approximately $2.1 million, which was recorded as an impairment during the year ended December 31, 2023. An additional $5,000 of costs related to the sale were recorded during the three months ended March 31, 2024.

During the three months ended June 30, 2024, the Company entered into an agreement to sell a property in Glen Allen, Virginia for a gross sales price of approximately $31.0 million and an expected loss of $13.2 million. The Company reclassified $28.6 million of its office property as an asset held for sale as of June 30, 2024, which was comprised of $38.0 million of real estate assets, net of accumulated depreciation, $1.4 million of straight-line rents receivable, and $2.4 million of deferred leasing commissions, net of accumulated amortization. The Company recorded the property at the fair value less cost to sell, which was less than the carrying value and resulted in an impairment loss of $13.2 million in the three months ended June 30, 2024. The reclassification is a non-cash investing activity on the statement of cash flows. The Company estimated the fair value of the property, less estimated costs to sell, using the offers to purchase the property made by third parties (Level 3 inputs, as there is no active market). The Company closed on the sale of the property on July 8, 2024.

During the three months ended September 30, 2023, the Company reclassified $39.0 million of an office property in Atlanta, Georgia as an asset held for sale as of September 30, 2023. The Company recorded this property at the fair value less cost to sell, which was less than the carrying value and resulted in an impairment loss of $20.5 million in the three months ended September 30, 2023. The reclassification was a non-cash investing activity on the statement of cash flows. The Company estimated the fair value of this property, less estimated costs to sell, using the offers to purchase the property made by third parties (Level 3 inputs, as there is no active market).

The asset held for sale located in Atlanta, Georgia, was expected to sell for a gross sales price of $40.0 million at a loss of approximately $20.5 million, which was recorded as an impairment loss as of September 30, 2023, however on November 15, 2023, the Company received notice from the buyer indicating that the buyer was terminating the transaction and directing the deposit and interest be disbursed to the Company. The property remained classified as an asset held for sale as of June 30, 2024.

During the three months ended September 30, 2024, the Company entered into an agreement to sell the property located in Atlanta, Georgia, which was classified as an asset held for sale during 2023. The Company increased the expected loss on this property by $6.6 million to $27.2 million when the Company entered into this new agreement to sell the property for a gross sales price of $34.0 million. The property sold on October 23, 2024, with a $0.4 million increase to loss from final sales adjustments on the date of sale.

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

The calculations of Segment NOI are shown in the following table:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2025	June 30, 2024	June 30, 2024
Total consolidated revenues	$26,715	$53,822	$30,830	$62,055

Reconciling items:
Amortization of above/below market leases	—	—	(6)	(12)

Less:
Real estate operating expenses	10,701	20,796	11,027	22,046
Real estate taxes and insurance	4,191	9,560	5,727	11,663
Segment NOI	$11,823	$23,466	$14,070	$28,334

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Reconciliation to Net loss	June 30, 2025	June 30, 2025	June 30, 2024	June 30, 2024
Net loss	$(7,876)	$(29,311)	$(21,023)	$(28,575)
Add (deduct):
Loss on extinguishment of debt	3	5	—	137
(Gain) loss on sale of properties and impairment of assets held for sale, net	(384)	12,900	13,200	13,205
Depreciation and amortization	10,626	21,450	11,482	23,107
Amortization of above/below market leases	—	—	(6)	(12)
General and administrative	3,281	6,765	3,635	7,794
Interest expense	6,339	12,030	7,082	13,928
Interest income	(248)	(507)	(348)	(1,356)
Tax expense	82	134	48	106
Segment NOI	$11,823	$23,466	$14,070	$28,334

10.  Subsequent Events

On July 11, 2025, the Board of Directors of the Company declared a cash distribution of $0.01 per share of common stock payable on August 14, 2025, to stockholders of record on July 25, 2025.

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

As of June 30, 2025, all of our total owned portfolio, consisting of approximately 4.8 million square feet, was located in Dallas, Denver, Houston and Minneapolis.

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

We are continuing to pursue select potential property dispositions when we believe that short to intermediate term valuation potential has been reached. Assuming that demand, pricing and liquidity allows us to transact on any potential dispositions, we intend to use the net proceeds primarily for the continued repayment of debt.

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

As of February 21, 2024, the interest rate applicable to borrowings under the Senior Notes (as defined in Liquidity and Capital Resources below) was no longer based on the credit rating of our debt. The credit rating for our senior unsecured debt was downgraded by Moody’s Investor Service from Ba1 to Ba3 on April 12, 2023, from Ba3 to B3 on June 14, 2023, and from B3 to Caa1 on February 27, 2025. As of June 30, 2025, our credit rating remains at Caa1.

Strategic Review

In May 2025, the Company announced that its Board of Directors had initiated a review of strategic alternatives in order to explore ways to maximize shareholder value. The review includes a range of potential strategic alternatives, including a sale of the Company, a sale of assets, and a refinancing of existing indebtedness, among others. No assurances can be given regarding the outcome or timetable for completion of the strategic review process.

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

Economic Conditions

Although recent indicators suggest that economic activity has expanded at a modest pace, the global economy continues to experience significant disruptions as a result of various factors, including geopolitical events such as the conflicts in Ukraine and the Middle East, increasing tensions with China and Iran, the long-term impact of the COVID-19 pandemic and continuing supply chain difficulties. In addition, various economic factors, including but not limited to, impacts of changes in tariffs that the United States and other countries have announced or implemented, as well as any additional new tariffs, trade restrictions or export regulations that may be implemented or reversed in the future, inflation and interest rates, are contributing to recessionary concerns for the economy of the United States. Economic conditions directly affect the demand for office space, our primary income producing asset. In addition, the broad economic market conditions in the United States are typically affected by numerous other factors, including but not limited to, employment levels, energy prices, uncertainty about government fiscal, monetary, trade and tax policies, changes in currency exchange rates, the regulatory environment and the availability of credit. During 2023 and 2024, the Federal Reserve adjusted the federal funds rate target several times, most recently decreasing it by 25 basis points on December 18, 2024, to a range of 4.25% to 4.50%. If interest rates increase, then the interest costs on our unhedged variable rate debt would be adversely affected, which could in turn adversely affect our cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to stockholders. As of June 30, 2025, approximately 50.6% of our total debt constituted unhedged variable rate debt. Increased interest rates could also decrease the amount third parties are willing to pay for our assets and limit our ability to incur new debt or refinance existing debt when it matures. As of the date of this report, the impact of current economic conditions and geopolitical events and the long-term impact of the COVID-19 pandemic are adversely affecting the demand for office space in the United States.

Real Estate Operations

As of June 30, 2025, our real estate portfolio was comprised of 14 owned properties, which we refer to as our owned properties. We also hold a non-controlling common stock interest in the corporation that is the sole member of FSP Monument Circle LLC, which corporation was organized to operate as a real estate investment trust, which we refer to as the Sponsored REIT. The Sponsored REIT, which we also refer to as Monument Circle, was consolidated effective January 1, 2023 and the property held by the Sponsored REIT was sold on June 6, 2025. We refer to these 15 properties as our owned and consolidated properties. Our owned properties were approximately 69.1% leased as of June 30, 2025, a decrease from 70.3% leased as of December 31, 2024. The 1.2% decrease in leased space was primarily a result of lease maturities that occurred during the six months ended June 30, 2025. As of June 30, 2025, we had approximately 1,484,000 square feet of vacancy in our owned properties compared to approximately 1,428,000 square feet of vacancy at December 31, 2024. During the six months ended June 30, 2025, we leased approximately 187,000 square feet of office space in our owned properties, of which approximately 171,000 square feet were with existing tenants, at a weighted average term of 6.3 years. On average, tenant improvements for such leases were $25.78 per square foot, lease commissions were $11.15 per square foot and rent concessions were approximately four months of free rent. Average GAAP base rents under such leases were $31.89 per square foot, or 4.2% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2024.

As of June 30, 2025, leases for approximately 3.0% and 11.9% of the square footage in our owned portfolio are scheduled to expire during 2025 and 2026, respectively. As the third quarter of 2025 begins, we believe that:

•approximately half of our operating properties are stabilized with leased occupancy of 75% or more; and

•our remaining operating properties are value add in nature with leased occupancy of less than 75%.

Existing vacancy is being actively marketed to numerous potential tenants. While leasing activity at our properties has continued, we believe that the impact of geopolitical events, current economic conditions and the long-term impact of the COVID-19 pandemic may limit or delay new tenant leasing during at least the third quarter of 2025 and potentially in future periods.

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

Consolidation of Sponsored REIT

As of January 1, 2023, we consolidated Monument Circle into our financial statements. On October 29, 2021, we agreed to amend and restate our existing loan to Monument Circle that is secured by a mortgage on real estate owned by Monument Circle, which we refer to as the Sponsored REIT Loan. The amended and restated Sponsored REIT Loan extended the maturity date from December 6, 2022 to June 30, 2023, increased the aggregate principal amount of the loan from $21 million to $24 million, and included certain other modifications. In consideration of our agreement to amend and restate the Sponsored REIT Loan, we obtained from the stockholders of Monument Circle the right to vote their shares in favor of any sale of the property owned by Monument Circle any time on or after January 1, 2023. As a result of our obtaining this right to vote shares, GAAP variable interest entity (VIE) rules required us to consolidate Monument Circle as of January 1, 2023. A gain on consolidation of approximately $0.4 million was recognized in the three months ended March 31, 2023. On June 26, 2023, the Sponsored REIT Loan maturity was initially extended to September 30, 2023 and on September 26, 2023 was further extended to September 30, 2024. On September 27, 2024, the Sponsored REIT Loan maturity was extended to September 30, 2025. The Sponsored REIT Loan was extinguished on June 6, 2025, when the property securing the loan was sold.

Additional information about the consolidation of Monument Circle is described below and incorporated herein by reference to Note 1, “Organization, Properties, Basis of Presentation, Financial Instruments, and Recent Accounting Standards – Variable Interest Entities (VIEs)” and to Note 8, “Disposition of Properties and Assets Held for Sale”, in the Notes to Consolidated Financial Statements included in this report.

Dispositions of Properties and Assets Held for Sale

On April 7, 2025, Monument Circle entered into a purchase and sale agreement with a third party to sell its property located in Indianapolis, Indiana for a gross sales price of $6.0 million. We estimated the fair value of this property, less estimated costs to sell, based on the purchase price set forth in the letter of intent to purchase the property that Monument Circle entered into with the third party, which resulted in recording an impairment loss of $13.3 million during the three months ended March 31, 2025, and we reclassified the property as an asset held for sale of $5.7 million as of March 31, 2025. On June 6, 2025, the property was sold and the impairment loss was decreased by $0.4 million to during the three months ended June 30, 2025 to a net loss of $12.9 million for final sale adjustments after the sale was completed.

On January 26, 2024, we sold an office property located in Richardson, Texas for a sales price of $35 million. The property was classified as held for sale as of December 31, 2023 and an impairment loss of $2.1 million was recorded during the year ended December 31, 2023. An additional $5,000 of costs related to the sale were recorded during the three months ended March 31, 2024.

The disposition of these properties did not represent a strategic shift that has a major effect on our operations and financial results. Our current strategy is to focus on the sunbelt and mountain west regions of the United States. Accordingly, the properties sold remained classified within continuing operations for all periods presented.

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

Results of Operations

The following table shows financial results for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
(in thousands)	2025	2024	Change
Revenues:
Rental	$26,715	$30,818	$(4,103)
Other	—	12	(12)
Total revenues	26,715	30,830	(4,115)
Expenses:
Real estate operating expenses	10,701	11,027	(326)
Real estate taxes and insurance	4,191	5,727	(1,536)
Depreciation and amortization	10,626	11,482	(856)
General and administrative	3,281	3,635	(354)
Interest	6,339	7,082	(743)
Total expenses	35,138	38,953	(3,815)

Loss on extinguishment of debt	(3)	—	(3)
Gain (loss) on sale of properties and impairment of assets held for sale, net	384	(13,200)	13,584
Interest income	248	348	(100)
Loss before taxes	(7,794)	(20,975)	13,181
Tax expense	82	48	34
Net loss	$(7,876)	$(21,023)	$13,147

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024:

Revenues

Total revenues decreased by $4.1 million to $26.7 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $4.1 million arising primarily from the sale of three properties in 2024 and other losses of rental income from lease expirations during the periods presented. These decreases were partially offset by rental income earned from leases commencing after June 30, 2024. Our leased space in our owned properties was 69.1% as of June 30, 2025 and 72.3% as of June 30, 2024.

Expenses

Total expenses decreased by $3.8 million to $35.1 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $1.9 million, which was primarily attributable to the property dispositions noted above.
●	A decrease in depreciation and amortization of approximately $0.8 million, which was primarily attributable to the property dispositions noted above.
●	A decrease in general and administrative expenses of $0.4 million, which was primarily attributable to fees and costs incurred from the loan amendment we entered into on February 21, 2024 and higher professional fees incurred during the three months ended June 30, 2024.
●	A decrease in interest expense of approximately $0.7 million. The decrease was primarily due to a lower principal amount of debt outstanding during the three months ended June 30, 2025 compared to the same period in 2024 and was partially offset by higher interest rates that went into effect on April 1, 2025 under the loan amendment we entered into on February 21, 2024.

Loss on extinguishment of debt

During the three months ended June 30, 2025, we repaid debt and incurred a loss on extinguishment of debt of approximately $3,000 related to unamortized deferred financing costs on the dates of the repayments.

Gain (loss) on sale of properties and impairment on asset held for sale

On April 7, 2025, Monument Circle entered into a purchase and sale agreement to sell its property located in Indianapolis, Indiana for a gross sales price of $6.0 million. We estimated the fair value of this property, less estimated costs to sell, based on the purchase price set forth in the letter of intent to purchase the property that Monument Circle entered into with the third party, which resulted in recording an impairment loss of $13.3 million for the three months ended March 31, 2025 that was decreased by $0.4 million during the three months ended June 30, 2025 for final sale adjustments after the sale was completed on June 6, 2025.

During the three months ended March 31, 2024, we sold an office property located in Richardson, Texas on January 26, 2024, for a sales price of $35.0 million at a loss of approximately $2.1 million. The property was classified as held for sale as of December 31, 2023, and an impairment loss of $2.1 million was recorded during the year ended December 31, 2023. An additional $5,000 of costs related to the sale were recorded during the three months ended March 31, 2024.

Interest income

During the three months ended June 30, 2025 and 2024, we invested disposition proceeds in an interest-bearing account and earned $0.2 million and $0.3 million, respectively, in interest income.

Tax expense on income

Included in income taxes is an estimate of federal income taxes of $31,000 from the sale of Monument Circle and the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties that was $50,000 during the three months ended June 30, 2025, compared to $48,000 during the three months ended June 30, 2024.

Net loss

Net loss for the three months ended June 30, 2025 was $7.9 million, compared to a net loss of $21.0 million for the three months ended June 30, 2024, for the reasons described above.

The following table shows financial results for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
(in thousands)	2025	2024	Change
Revenues:
Rental	$53,822	$62,043	$(8,221)
Other	—	12	(12)
Total revenues	53,822	62,055	(8,233)
Expenses:
Real estate operating expenses	20,796	22,046	(1,250)
Real estate taxes and insurance	9,560	11,663	(2,103)
Depreciation and amortization	21,450	23,107	(1,657)
General and administrative	6,765	7,794	(1,029)
Interest	12,030	13,928	(1,898)
Total expenses	70,601	78,538	(7,937)

Loss on extinguishment of debt	(5)	(137)	132
Loss on sale of properties and impairment of assets held for sale, net	(12,900)	(13,205)	305
Interest income	507	1,356	(849)
Loss before taxes	(29,177)	(28,469)	(708)
Tax expense	134	106	28
Net loss	$(29,311)	$(28,575)	$(736)

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024:

Revenues

Total revenues decreased by $8.2 million to $53.8 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $8.2 million arising primarily from the sale of three properties in 2024 and other losses of rental income from lease expirations during the periods presented. These decreases were partially offset by rental income earned from leases commencing after June 30, 2024. Our leased space in our owned properties was 69.1% as of June 30, 2025 and 72.3% as of June 30, 2024.

Expenses

Total expenses decreased by $7.9 million to $70.6 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $3.4 million, which was primarily attributable to the property dispositions noted above.
●	A decrease in depreciation and amortization of approximately $1.7 million, which was primarily attributable to the property dispositions noted above.
●	A decrease in general and administrative expenses of $1.0 million, which was primarily attributable to lower personnel costs during 2025 and fees and costs incurred from the loan amendment we entered into on February 21, 2024 and higher professional fees incurred during the six months ended June 30, 2024.
●	A decrease in interest expense of approximately $1.9 million. The decrease was primarily due to a lower principal amount of debt outstanding during the six months ended June 30, 2025 compared to the same period in 2024 and was partially offset by higher interest rates that went into effect on April 1, 2025 under the loan amendment we entered into on February 21, 2024.

Loss on extinguishment of debt

During the six months ended June 30, 2025, we repaid debt and incurred a loss on extinguishment of debt of approximately $5,000 related to unamortized deferred financing costs on the dates of the repayments.

Loss on sale of properties and impairment on asset held for sale

On April 7, 2025, Monument Circle entered into a purchase and sale agreement to sell its property located in Indianapolis, Indiana for a gross sales price of $6.0 million. We estimated the fair value of this property, less estimated costs to sell, based on the purchase price set forth in the letter of intent to purchase the property that Monument Circle entered into with the third party, which resulted in recording an impairment charge of $13.3 million during the three months ended March 31, 2025 that was decreased by $0.4 million during the three months ended June 30, 2025 for final sale adjustments after the sale was completed on June 6, 2025.

During the six months ended June 30, 2024, we sold an office property located in Richardson, Texas on January 26, 2024, for a sales price of $35.0 million at a loss of approximately $2.1 million. The property was classified as held for sale as of December 31, 2023, and an impairment loss of $2.1 million was recorded during the year ended December 31, 2023. An additional $5,000 of costs related to the sale were recorded during the three months ended March 31, 2024.

During the three months ended June 30, 2024, the Company entered into an agreement to sell a property in Glen Allen, Virginia for a gross sales price of approximately $31.0 million and an expected loss of $13.2 million. The Company reclassified $28.6 million of its office property as an asset held for sale as of June 30, 2024, which was comprised of $38.0 million of real estate assets, net of accumulated depreciation, $1.4 million of straight-line rents receivable, and $2.4 million of deferred leasing commissions, net of accumulated amortization. The Company recorded the property at the fair value less cost to sell, which was less than the carrying value and resulted in an impairment loss of $13.2 million in the three months ended June 30, 2024. The reclassification is a non-cash investing activity on the statement of cash flows. The Company estimated the fair value of the property, less estimated costs to sell, using the offers to purchase the property made by third parties (Level 3 inputs, as there is no active market). The Company closed on the sale of the property on July 8, 2024.

Interest income

During the six months ended June 30, 2025 and 2024, we invested disposition proceeds in an interest-bearing account and earned $0.5 million and $1.4 million, respectively, in interest income.

Tax expense on income

Included in income taxes is an estimate of federal income taxes of $31,000 from the sale of Monument Circle and the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which was $102,000 during the six months ended June 30, 2025, compared to $106,000 during the six months ended June 30, 2024.

Net loss

Net loss for the six months ended June 30, 2025 was $29.3 million, compared to a net loss of $28.6 million for the six months ended June 30, 2024, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands):	2025	2024	2025	2024
Net loss	$(7,876)	$(21,023)	$(29,311)	$(28,575)
(Gain) loss on sale of properties and impairment of asset held for sale, net	(384)	13,200	12,900	13,205
Depreciation and amortization	10,626	11,476	21,450	23,095
NAREIT FFO	2,366	3,653	5,039	7,725
Lease Acquisition costs	150	68	204	189

Funds From Operations	$2,516	$3,721	$5,243	$7,914

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

Net Operating Income (NOI)*

	Rentable
	Square
	Feet	Three Months Ended		Six Months Ended	Three Months Ended		Six Months Ended	Inc	%
(in thousands)	or RSF	31-Mar-25	30-Jun-25	30-Jun-25	31-Mar-24	30-Jun-24	30-Jun-24	(Dec)	Change
Region
MidWest	758	1,356	1,758	3,114	1,640	1,665	3,305	(191)	(5.8)%
South	1,908	4,331	4,393	8,724	4,621	4,579	9,200	(476)	(5.2)%
West	2,142	5,849	5,516	11,365	6,204	6,224	12,428	(1,063)	(8.6)%
Property NOI* from Owned Properties	4,808	11,536	11,667	23,203	12,465	12,468	24,933	(1,730)	(6.9)%
Disposition and Acquisition Properties (a)	-	(193)	(108)	(301)	1,443	1,280	2,723	(3,024)	(10.3)%
Property NOI*	4,808	$11,343	$11,559	$22,902	$13,908	$13,748	$27,656	$(4,754)	(17.2)%

Same Store		$11,536	$11,667	$23,203	$12,465	$12,468	$24,933	$(1,730)	(6.9)%

Less Nonrecurring
Items in NOI* (b)		55	52	107	246	255	501	(394)	1.4%

Comparative
Same Store		$11,481	$11,615	$23,096	$12,219	$12,213	$24,432	$(1,336)	(5.5)%

				Six Months Ended			Six Months Ended
		Three Months Ended		Ended	Three Months Ended		Ended
Reconciliation to Net Income (Loss)		31-Mar-25	30-Jun-25	30-Jun-25	31-Mar-24	30-Jun-24	30-Jun-24
Net loss		$(21,435)	$(7,876)	$(29,311)	$(7,552)	$(21,023)	$(28,575)
Add (deduct):
Loss on extinguishment of debt		2	3	5	137	—	137
(Gain) loss on sale of properties and impairment of assets held for sale, net		13,284	(384)	12,900	5	13,200	13,205
Management fee income		(380)	(334)	(714)	(462)	(443)	(905)
Depreciation and amortization		10,824	10,626	21,450	11,625	11,482	23,107
Amortization of above/below market leases		—	—	—	(6)	(6)	(12)
General and administrative		3,484	3,281	6,765	4,159	3,635	7,794
Interest expense		5,691	6,339	12,030	6,846	7,082	13,928
Interest income		(259)	(248)	(507)	(1,008)	(348)	(1,356)
Non-property specific items, net		132	152	284	164	169	333

Property NOI*		$11,343	$11,559	$22,902	$13,908	$13,748	$27,656
(a)	We define Disposition and Acquisition Properties as properties that were sold or acquired or consolidated and do not have operating activity for all periods presented.
(b)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the six months ended June 30, 2025 for our owned properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	June 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2025 (a)	Square Feet (b)

121 South 8th Street	Minneapolis	MN	1974	297,744	225,958	75.9%	$21.52
801 Marquette Ave	Minneapolis	MN	1923/2017	129,691	119,108	91.8%	25.13
Plaza Seven	Minneapolis	MN	1987	330,096	169,438	51.3%	28.17
Midwest Total				757,531	514,504	67.9%	24.55
Park Ten	Houston	TX	1999	157,609	132,596	84.1%	27.75
Addison Circle	Addison	TX	1999	289,333	198,801	68.7%	35.45
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	29.70
Park Ten Phase II	Houston	TX	2006	156,746	104,785	66.9%	29.68
Liberty Plaza	Addison	TX	1985	217,841	152,380	70.0%	27.55
Legacy Tennyson Center	Plano	TX	1999/2008	209,562	106,814	51.0%	31.48
Westchase I & II	Houston	TX	1983/2008	629,025	395,971	63.0%	26.77
South Total				1,908,515	1,339,746	70.2%	29.39
1999 Broadway	Denver	CO	1986	682,639	337,770	49.5%	34.80
1001 17th Street	Denver	CO	1977/2006	650,607	480,083	73.8%	36.53
600 17th Street	Denver	CO	1982	612,135	445,206	72.7%	34.30
Greenwood Plaza	Englewood	CO	2000	196,236	127,573	65.0%	31.00
West Total				2,141,617	1,390,632	64.9%	34.89

Total Owned Properties				4,807,663	3,244,882	67.5%	$30.98
(a)	Based on weighted occupied square feet for the six months ended June 30, 2025, including month-to-month tenants, divided by the applicable property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the six months ended June 30, 2025, per weighted occupied square foot.

Liquidity and Capital Resources

As of July 29, 2025, the Company had aggregate outstanding indebtedness under three unsecured loans, the BofA Term Loan, the BMO Term Loan and the Senior Notes (each as defined and described below), totaling approximately $249.8 million and maturing on April 1, 2026, which is within 12 months of the date of issuance of the financial statements accompanying this Quarterly Report on Form 10-Q.

Management intends to engage in discussions with the Company’s lenders and/or third party financing sources to extend or refinance the Company’s existing debt and the Company also may seek to effect asset sales or other potential transactions to repay such debt prior to the applicable maturity dates. Management believes that it is more likely than not that the Company will be successful in extending the maturity date or refinancing all of its existing debt, or in effecting asset sales or other potential transactions prior to the applicable maturity dates. Accounting Standards Codification (ASC) 205-40, “Presentation of Financial Statements— Going Concern”, requires management to consider whether there is substantial doubt regarding the Company’s ability to continue as a going concern as a result of uncertainty about the maturity of the Company’s debt on April 1, 2026. Although management believes that it is more likely than not that the Company will be able to extend the maturity date or retire the existing debt through a refinancing, asset sales or other potential transactions, guidance issued under ASC 205-40 requires that management not conclude that such an outcome is “probable” if, among other factors, the outcome is not within the control of the Company. Because no such restructuring, refinancing, sale transactions or other potential transactions have closed, such outcomes are not within the control of the Company; therefore, for accounting purposes, management is unable to conclude that such an outcome is probable. Accordingly, ASC 205-40 requires management to conclude that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year following the date of issuance of the financial statements accompanying this Quarterly Report on Form 10-Q.

While management believes that it is more likely than not that the Company will be able to extend the maturity dates applicable to, or retire, the BofA Term Loan, the BMO Term Loan and the Senior Notes through a refinancing, asset sales or other potential transactions, there is no assurance that the Company will be able to do so. The failure to extend the maturity dates applicable to, or retire, the BofA Term Loan, the BMO Term Loan and the Senior Notes through a refinancing, asset sales or other potential transactions could lead to events of default, which would have a material adverse effect on the Company’s financial condition.

Cash and cash equivalents were $30.5 million and $42.7 million as of June 30, 2025 and December 31, 2024, respectively. The decrease of 12.2 million is attributable to $8.4 million used in operating activities, less $1.2 million used in investing activities less $2.6 million used in financing activities. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations and property dispositions. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to maintain or increase our level of dividends to stockholders, however, depends in significant part upon the level of rental income from our real properties, property dispositions and our interest costs.

Operating Activities

Cash used in operating activities for the six months ended June 30, 2025, of $8.4 million is primarily attributable to a net loss of $29.3 million, excluding $12.9 million from a loss on the sale of a property, plus the add-back of $23.0 million of non-cash expenses, less a decrease in accounts payable and accrued compensation of $12.1 million, less an increase in payment of deferred leasing commissions of $2.2 million, less an increase in tenant receivables of $0.3 million, less a decrease in prepaid expenses of $0.3 million and less an increase in lease acquisition costs of $0.1.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2025, of $1.2 million is primarily attributable to purchases of other real estate assets and office equipment investments of $7.3 million less proceeds from the sale of a property of $6.1 million.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2025 of $2.6 million is primarily attributable to payment of distributions to stockholders of $2.1 million and the repayment of $0.5 million of our debt.

Liquidity beyond the next 12 months

As of June 30, 2025, we had aggregate outstanding indebtedness of $249.8 million under the BofA Term Loan, the BMO Term Loan and the Senior Notes, each of which matures on April 1, 2026. Our ability to generate cash adequate to satisfy our debt obligations as they mature and meet our operating needs is dependent primarily on income from real estate investments, the sale of real estate investments, leveraging of real estate investments, availability of bank borrowings, proceeds from public offerings of stock, private placement of debt and access to the capital markets. The payment of expenses related to real estate operations, capital improvement expenses, debt service payments, general and administrative expenses, and distribution requirements place demands on our liquidity.

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

BMO Term Loan

As of June 30, 2025, we have a term loan borrowing in the aggregate principal amount of approximately $70.9 million, which we refer to as the BMO Term Loan, with Bank of Montreal, as administrative agent, and the other lending institutions party thereto, that matures on April 1, 2026. On February 21, 2024, we amended the BMO Term Loan by entering into a Second Amendment to Second Amended and Restated Credit Agreement with Bank of Montreal and the other lending institutions party thereto, which we refer to as the BMO Second Amendment. The BMO Second Amendment amended the Second Amended and Restated Credit Agreement dated September 27, 2018, which we refer to as the Original BMO Credit Agreement, as amended by the First Amendment to Second Amended and Restated Credit Agreement dated February 10, 2023, which we refer to as the BMO First Amendment, to, among other things: (1) extend the maturity date from October 1, 2024 to April 1, 2026; (2) change the interest rate from either 300 basis points over SOFR (Secured Overnight Financing Rate) or 200 basis points over the base rate to either 300 basis points over SOFR with a floor on SOFR of 500 basis points or 200 basis points over the base rate with a floor on the base rate of 600 basis points; (3) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan (defined below) and the Senior Notes (defined below) exceeds $200 million, the spread over SOFR or the base rate, as applicable, will permanently increase by 100 basis points, from 300 basis points to 400 basis points in the case of SOFR, and from 200 basis points to 300 basis points in the case of the base rate; (4) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by us; (5) require that, within 90 days of the February 21, 2024 effective date of the BMO Second Amendment, certain of our subsidiaries guarantee the BMO Term Loan; (6) require that, within 90 days of the February 21, 2024 effective date of the BMO Second Amendment, we pledge our equity interests in certain of our subsidiaries as collateral for the BMO Term Loan; (7) reduce our minimum fixed charge coverage ratio from 1.50x to 1.25x; and (8) reduce our minimum unsecured interest coverage ratio from 1.75x to 1.25x. We refer to the Original BMO Credit Agreement, as amended by the BMO First Amendment and the BMO Second Amendment, as the BMO Credit Agreement.

The BMO Credit Agreement initially provided for an unsecured term loan borrowing in the amount of $220 million. The BMO Term Loan initially consisted of a $55 million tranche A term loan and a $165 million tranche B term loan. On June 4, 2021, we repaid the tranche A term loan that was scheduled to mature on November 30, 2021, and incurred a loss on extinguishment of debt of $0.1 million related to unamortized deferred financing costs. On February 10, 2023, we repaid a

$40 million portion of the tranche B term loan. On August 10, 2023, we repaid an additional $10 million portion of the tranche B term loan. On February 21, 2024, as part of the BMO Second Amendment, we repaid an approximately $29.0 million portion of the tranche B term loan. On July 10, 2024, we repaid an approximately $7.2 million portion of the tranche B term loan from asset sale proceeds of a property located in Glen Allen, Virginia. On October 25, 2024, we repaid an approximately $7.8 million portion of the tranche B term loan from asset sale proceeds of a property located in Atlanta, Georgia. On March 6, 2025, we repaid an approximately $43,000 portion of the tranche B term loan from an escrow collected on March 4, 2025, which had been held from the sale of a property located in Glen Allen, Virginia. On May 16, 2025, we repaid an approximately $103,000 portion of the BMO Term Loan from escrows collected on May 14, 2025, which had been held from the sale of a property located in Glen Allen, Virginia and the sale of a property located in Atlanta, Georgia.

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

Effective April 1, 2025, the interest rate on the BMO Term Loan increased from 8.00% per annum to 9.00% per annum.

As of June 30, 2025 and December 31, 2024, the interest rate on the BMO Term Loan was 9.00% and 8.00% per annum, respectively. The weighted average variable interest rate on all amounts outstanding under the BMO Term Loan was 8.50% and 8.34% for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively.

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

The BMO Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, use of net cash proceeds from the disposition of property, assets and equity issuances, mandatory prepayments, the requirement to have certain subsidiaries provide guarantees, the requirement to pledge our equity interests in certain subsidiaries as collateral, changes in business, certain restricted payments, repurchases and redemptions of our common stock, going concern qualifications to our financial statements, and transactions with affiliates. In addition, the BMO Credit Agreement also restricts our ability to make quarterly dividend distributions that exceed $0.01 per share of our common stock; provided, however, that notwithstanding such restriction, we are permitted to make dividend distributions based on our good faith estimate of projected or estimated taxable income or otherwise as necessary to retain our status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which we would otherwise be subject. The BMO Credit Agreement also contains financial covenants that require us to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. We were in compliance with the BMO Term Loan financial covenants as of June 30, 2025.

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

BofA Term Loan

As of June 30, 2025, we have a term loan borrowing in the amount of approximately $55.5 million, which we refer to as the BofA Term Loan, with Bank of America, N.A. as administrative agent, and other lending institutions party thereto that matures on April 1, 2026. Prior to February 21, 2024, we referred to the BofA Term Loan as the BofA Revolver. On February 21, 2024, we amended the BofA Term Loan by entering into a Second Amendment to Credit Agreement with the lending institutions party thereto, which we refer to as the BofA Second Amendment. The BofA Second Amendment amended the Credit Agreement dated January 10, 2022, which we refer to as the Original BofA Credit Agreement, as amended by the First Amendment to Credit Agreement dated February 10, 2023, which we refer to as the BofA First Amendment, to, among other things: (1) extend the maturity date from October 1, 2024 to April 1, 2026; (2) convert borrowings from being either revolving loans or letters of credit to a term loan; (3) change the interest rate from 300 basis points over SOFR to 300 basis points over SOFR with a floor on SOFR of 500 basis points; (4) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, the spread over SOFR will permanently increase by 100 basis points from 300 basis points to 400 basis points in the case of SOFR, and from 200 basis points to 300 basis points in the case of the base rate; (5) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the Senior Notes; and (d) the remaining 10% to be retained by us; (6) require that, within 90 days of the February 21, 2024 effective date of the BofA Second Amendment, certain of our subsidiaries guarantee the BofA Term Loan; (7) require that, within 90 days of the February 21, 2024 effective date of the BofA Second Amendment, we pledge our equity interests in certain of our subsidiaries as collateral for the BofA Term Loan; (8) reduce our minimum fixed charge coverage ratio from 1.50x to 1.25x; and (9) reduce our minimum unsecured interest coverage ratio from 1.75x to 1.25x. We refer to the Original BofA Credit Agreement, as amended by the BofA First Amendment and the BofA Second Amendment, as the BofA Credit Agreement.

Prior to entering into the BofA Second Amendment on February 21, 2024, borrowings made under the BofA Revolver could be revolving loans or letters of credit, the combined sum of which could not exceed $150 million outstanding at any time. On February 10, 2023, we borrowed $40.0 million under the BofA Revolver to repay a portion of the BMO Term Loan. Effective October 1, 2023, availability under the BofA Revolver was reduced to $125 million. As of December 31, 2023, there were borrowings of $90 million drawn and outstanding under the BofA Revolver. On February 21, 2024, as part of the BofA Second Amendment, we repaid an approximately $22.7 million portion of the BofA Revolver. On July 10, 2024, we repaid an approximately $5.6 million portion of the BofA Term Loan from asset sale proceeds of a property located in Glen Allen, Virginia. On October 25, 2024, we repaid an approximately $6.1 million portion of the BofA Term Loan from asset sale proceeds of a property located in Atlanta, Georgia. On March 6, 2025, we repaid an approximately $34,000 portion of the BofA Term Loan from an escrow collected on March 4, 2025, which had been held from the sale of a property located in Glen Allen, Virginia. On May 16, 2025, we repaid an approximately $80,000 portion of the BofA Term Loan from escrows collected on May 14, 2025, which had been held from the sale of a property located in Glen Allen, Virginia and the sale of a property located in Atlanta, Georgia.

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

Effective April 1, 2025, the interest rate on the BMO Term Loan increased from 8.00% per annum to 9.00% per annum.

As of June 30, 2025 and December 31, 2024, the interest rate on the BofA Term Loan was 9.00% and 8.00% per annum, respectively. The weighted average variable interest rate on all amounts outstanding under the BofA Term Loan was 8.50% and 8.34% for the six months ended June 30, 2025 and for the year ended December 31, 2024, respectively.

The BofA Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, use of net cash proceeds from the disposition of property, assets and equity issuances, mandatory prepayments, the requirement to have certain subsidiaries provide guarantees, the requirement to pledge our equity interests in certain subsidiaries as collateral, changes in business, certain restricted payments, repurchases and redemptions of our common stock, going concern qualifications to our financial statements, and transactions with affiliates. In addition, the BofA Credit Agreement also restricts our ability to make quarterly dividend distributions that exceed $0.01 per share of our common stock; provided, however, that notwithstanding such restriction, we are permitted to make dividend distributions based on our good faith estimate of projected or estimated taxable income or otherwise as necessary to retain our status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which we would otherwise be subject. The BofA Credit Agreement also contains financial covenants that require us to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. We were in compliance with the BofA Term Loan financial covenants as of June 30, 2025.

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

Senior Notes

We have senior notes in the aggregate principal amount of approximately $123.4 million as of June 30, 2025, which we refer to as the Senior Notes, that mature on April 1, 2026. The Senior Notes consist of (i) Series A Senior Notes due April 1, 2026 in an aggregate principal amount of approximately $71.6 million, which we refer to as the Series A Notes, and (ii) Series B Senior Notes due April 1, 2026 in the aggregate principal amount of approximately $51.8 million, which we refer to as the Series B Notes. On February 21, 2024, we amended the terms of the Senior Notes by entering into a First Amendment to Note Purchase Agreement, which we refer to as the NPA First Amendment, with the purchasers party thereto. The NPA First Amendment amended the Note Purchase Agreement dated October 24, 2017, which we refer to as the Original Note Purchase Agreement, to, among other things: (1) extend the maturity date of the Series A Notes from December 20, 2024 to April 1, 2026; (2) shorten the maturity date of the Series B Notes from December 20, 2027 to April 1, 2026; (3) increase the interest rate applicable to the Series A Notes from 4.49% per annum to 8.00% per annum; (4) increase the interest rate applicable to the Series B Notes from 4.76% per annum to 8.00% per annum; (5) provide that, if, as of March 31, 2025, the aggregate principal amount outstanding under the BMO Term Loan, the BofA Term Loan and the Senior Notes exceeds $200 million, the per annum interest rates applicable to the Series A Note and the Series B Notes will permanently increase by 1.00% from 8.00% per annum to 9.00% per annum; (6) require mandatory prepayments of the BMO Term Loan, the BofA Term Loan and the Senior Notes with net cash proceeds from the disposition of property, assets and equity issuances as follows: (a) 25.55556% to the BMO Term Loan; (b) 20.00000% to the BofA Term Loan; (c) 44.44444% to the

Senior Notes; and (d) the remaining 10% to be retained by us; (7) require that, within 90 days of the February 21, 2024 effective date of the NPA First Amendment, certain of our subsidiaries guarantee the Senior Notes; (8) require that, within 90 days of the February 21, 2024 effective date of the NPA First Amendment, we pledge our equity interests in certain of our subsidiaries as collateral for the Senior Notes; and (9) conform all financial covenants and negative covenants in the Note Purchase Agreement with the BofA Credit Agreement and the BMO Credit Agreement. We refer to the Original Note Purchase Agreement, as amended by the NPA First Amendment, as the Note Purchase Agreement.

On February 21, 2024, as part of the NPA First Amendment, we repaid an approximately $29.2 million portion of the Series A Notes. In addition, on February 21, 2024, as part of the NPA First Amendment, we repaid an approximately $21.2 million aggregate principal amount of the Series B Notes. On July 10, 2024, we repaid an approximately $7.2 million portion of the Series A Notes and an approximately $5.3 million portion of the Series B Notes from asset sale proceeds of a property located in Glen Allen, Virginia. On October 25, 2024, we repaid an approximately $7.8 million portion of the Series A Notes and an approximately $5.7 million portion of the Series B Notes from asset sale proceeds of a property located in Atlanta, Georgia. On March 6, 2025, we repaid an approximately $44,000 portion of the Series A Notes and an approximately $32,000 portion of the Series B Notes from an escrow collected on March 4, 2025, which had been held from the sale of a property located in Glen Allen, Virginia. On May 16, 2025, we repaid an approximately $103,000 portion of the Series A Notes and an approximately $75,000 portion of the Series B Notes from escrows collected on May 14, 2025, which had been held from the sale of a property located in Glen Allen, Virginia and the sale of a property located in Atlanta, Georgia. As of June 30, 2025, approximately $71.6 million aggregate principal amount of the Series A Notes remained outstanding and approximately $51.8 million aggregate principal amount of the Series B Notes remained outstanding.

Effective April 1, 2025, the interest rates on both the Series A Notes and the Series B Notes permanently increased from 8.00% per annum to 9.00% per annum.

As of June 30, 2025 and December 31, 2024, the interest rates on both the Series A Notes and the Series B Notes was 9.00% per annum and 8.00% per annum, respectively.

The Note Purchase Agreement contains customary affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, mergers and acquisitions, disposition of assets, use of net cash proceeds from the disposition of property, assets and equity issuances, mandatory prepayments, the requirement to have certain subsidiaries provide guarantees, the requirement to pledge our equity interests in certain subsidiaries as collateral, changes in business, certain restricted payments, repurchases and redemptions of our common stock, going concern qualifications to our financial statements, transactions with affiliates, certain restrictions on severance, retention and similar arrangements applicable to our executive officers, and real estate investment trust compliance requirements. In addition, the Note Purchase Agreement also restricts our ability to make quarterly dividend distributions that exceed $0.01 per share of our common stock; provided, however, that notwithstanding such restriction, we are permitted to make dividend distributions based on our good faith estimate of projected or estimated taxable income or otherwise as necessary to retain our status as a real estate investment trust, to meet the distribution requirements of Section 857 of the Internal Revenue Code or to eliminate any income or excise taxes to which we would otherwise be subject. The Note Purchase Agreement also contains financial covenants that require us to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. We were in compliance with the Note Purchase Agreement financial covenants as of June 30, 2025.

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

Other Considerations

We generally pay the ordinary annual operating expenses of our owned and consolidated properties from the rental revenue generated by the properties. For the three and six months ended June 30, 2025 and 2024, respectively, the rental income exceeded the expenses for each individual property, with the exception of Monument Circle’s property for each of the three and six months ended June 30, 2025 and 2024. Monument Circle sold its property on June 6, 2025. Monument Circle had approximately $56,000 and $132,000 of rental income and $157,000 and $450,000 of operating expenses for the three and six months ended June 30, 2025, respectively. Monument Circle had approximately $77,000 and $148,000 of rental income and $240,000 and $529,000 of operating expenses for the three and six months ended June 30, 2024, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. As of June 30, 2025, if market rates on our outstanding borrowings under the BofA Term Loan, subject to a floating rate increased by 10% at maturity, or approximately 90 basis points, over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by approximately $0.5 million. The interest rate on the BofA Term Loan as of June 30, 2025, was SOFR plus an adjustment of 0.11448% plus 400 basis points, or 9.00% per annum. There was $55.5 million outstanding on the BofA Term Loan as of June 30, 2025. We do not believe that the interest rate risk on the BofA Term Loan is material as of June 30, 2025.

As of June 30, 2025, if market rates on our outstanding borrowings under the BMO Term Loan subject to a floating rate increased by 10% at maturity, or approximately 90 basis points over the current variable rate, the increase in interest expense would decrease future earnings and cash flows by approximately $0.6 million. The interest rate on the BMO Term Loan as of June 30, 2025 was SOFR plus an adjustment of 0.11448% plus 400 basis points, or 9.00% per annum. We do not believe that the interest rate risk on the BMO Term Loan is material as of June 30, 2025.

The following table presents, as of June 30, 2025, our contractual variable rate borrowings under our BofA Term Loan, which matures on April 1, 2026, and under our BMO Term Loan Tranche B, which matures on April 1, 2026.

	Payment due by period
	(in thousands)
	Total	2024	2025	2026	2027	2028	Thereafter
BofA Term Loan	$55,515	$—	$—	$55,515	$—	$—	$—
BMO Term Loan Tranche B	70,936	—	—	70,936	—	—	—
Total	$126,451	$—	$—	$126,451	$—	$—	$—

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of July 29, 2025, we had aggregate outstanding indebtedness under the BofA Term Loan, BMO Term Loan and the Senior Notes totaling approximately $249.8 million and maturing on April 1, 2026, which is within 12 months of the date of issuance of the financial statements accompanying this Quarterly Report on Form 10-Q.

In May 2025, the Company announced that its Board of Directors had initiated a review of strategic alternatives. The review includes a range of potential strategic alternatives, including a sale of the Company, a sale of assets, and a refinancing of existing indebtedness, among others. Management intends to engage in discussions with the Company’s lenders and/or third party financing sources to extend or refinance the Company’s existing debt and the Company also may seek to effect asset sales or other potential transactions to repay such debt prior to the applicable maturity dates. Management believes that it is more likely than not that the Company will be successful in extending the maturity date or refinancing all of its existing debt. Although management believes that it is more likely than not that the Company will be able to extend the maturity date or retire the existing debt through a refinancing, asset sales or other potential transactions, guidance issued under ASC 205-40 requires that management not conclude that such an outcome is “probable” if, among other factors, the outcome is not within the control of the Company. Because no such restructuring, refinancing, sale transactions or other potential transactions have closed, such outcomes are not within the control of the Company; therefore, for accounting purposes, management is unable to conclude that such an outcome is probable. Accordingly, ASC 205-40 requires management to conclude that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year following the date of issuance of the financial statements accompanying this Quarterly Report on Form 10-Q. The failure to extend the maturity dates applicable to, or retire, the BofA Term Loan, the BMO Term Loan and the Senior Notes through a refinancing, asset sales or other potential transactions could lead to events of default, which would have a material adverse effect on our financial condition.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any repurchases of any equity securities during the three months ended June 30, 2025.

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

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Comprehensive Income (Loss); and (vi) the Notes to Consolidated Financial Statements.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: July 29, 2025	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: July 29, 2025	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)