Form 10-K
period 2025-12-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2026-03-09
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sale price as reported on NYSE American, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025, was approximately $155,302,675.

There were 103,690,340 shares of common stock of the registrant outstanding as of March 5, 2026.

Documents incorporated by reference: The registrant intends to file a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s Annual Meeting of Stockholders to be held on May 14, 2026 (the “Proxy Statement”). The information required in response to Items 10 — 14 of Part III of this Form 10-K, other than that contained in Part I under the caption, “Information about our Executive Officers,” is hereby incorporated by reference to the Proxy Statement.

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

Our current strategy is to focus on infill and central business district office properties in the United States sunbelt and mountain west regions as well as select opportunistic markets. We believe that the United States sunbelt and mountain west regions have macro-economic drivers that have the potential to increase occupancies and rents. We are focused on long-term growth and appreciation.

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

Real Estate

As of December 31, 2025, we owned and operated a portfolio of real estate consisting of 14 properties, which we refer to as our owned properties. We derive rental revenue from income paid to us by tenants of these properties. See Item 2 of this Annual Report on Form 10-K for more information about our properties. From time-to-time we dispose of properties generating gains or losses in an ongoing effort to improve and upgrade our portfolio and/or to repay a portion of our debt.

We provide asset management, property management, property accounting, investor and/or development services to our portfolio and our Sponsored REIT through our subsidiaries FSP Investments LLC and FSP Property Management LLC. Neither FSP Investments LLC nor FSP Property Management LLC receives any rental income.

We had a non-controlling common stock interest in the corporation that was the sole member of FSP Monument Circle LLC, which we refer to as the Sponsored REIT or Monument Circle. The Sponsored REIT was organized to operate as a real estate investment trust and was consolidated in our financial statements effective January 1, 2023. The property held by the Sponsored REIT was sold on June 6, 2025 and Monument Circle and the corporation that had been its sole member were dissolved on December 9, 2025.

Sustainability

As an owner of commercial real estate, a sector with significant environmental, social and governance, or ESG, impact, we strive to maximize shareholder value through the prudent application of sound ESG strategies. Our efforts have been awarded recognition from various third party review entities, such as GRESB, ENERGY STAR and LEED.

Long-Term Impact of COVID-19 Pandemic

Uncertainty still surrounds the long-term impact of the COVID-19 pandemic on the commercial real estate market and our business. Many of our tenants still do not fully occupy the space that they lease. The impact of the COVID-19 pandemic continues to present material uncertainty and risk with respect to the performance of our properties and our financial results, such as the potential negative impact to the businesses of our tenants, the impact of work-from-home and return-to-work policies, the potential negative impact to leasing efforts and occupancy at our properties, the occurrence of a default under any of our debt agreements, the potential for increased borrowing costs, negative impacts on our ability to refinance existing indebtedness or to secure new sources of capital on favorable terms, decreases in values of our real estate assets, and uncertainty regarding government and regulatory policy. We are unable to estimate the full extent of the long-term impact that the COVID-19 pandemic has had and will have on our future financial results at this time. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Investment Objectives

Our investment objectives are to increase shareholder value by increasing revenue from rental, interest and fee income and net gains from sales of properties. We expect that we will continue to derive real estate revenue from owned properties.

Although our property portfolio is focused on properties in the central business districts of Dallas, Denver, Houston and Minneapolis, we may acquire, and have acquired in the past, real properties in any geographic area of the United States and of any property type. Our 14 owned office properties are located in three different states as of December 31, 2025. See Item 2 of this Annual Report on Form 10-K for more information about our properties. Our investment objectives are to create shareholder value by increasing revenue from rental, interest and fee income and net gains from sales of properties. We expect that we will continue to derive real estate revenue from owned properties and property management services. We may also acquire additional real properties.

As a result, from time to time, as market conditions warrant, we expect to sell properties owned by us. On June 6, 2025, we sold an office property located in Indianapolis, Indiana for a gross sale price of $6 million, at a loss of $12.9 million. On January 26, 2024, we sold an office property located in Richardson, Texas for a gross sales price of $35.0 million, at a loss of approximately $2.1 million. On July 8, 2024, we sold a property in Glen Allen, Virginia for a gross sales price of $31.0 million, at a loss of $13.2 million. On October 23, 2024, we sold an office property located in Atlanta, Georgia for a gross sales price of $34.0 million at a loss of $27.2 million. On March 10, 2023, we sold an office property located in Elk Grove, Illinois for a gross sales price of $29.1 million, at a gain of approximately $8.4 million. On August 9, 2023, we sold a property in Charlotte, North Carolina for a gross sales price of $9.2 million at a loss of $0.8 million. On October 26, 2023, we sold an office property located in Plano, Texas for a gross sales price of $48 million at a gain of $10.6 million. On December 6, 2023, we sold an office property located in Miami, Florida for a gross sales price of $68.0 million at a loss of approximately $18.9 million.

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

Strategic Review Process

In May 2025, we announced that our Board of Directors had initiated a review of strategic alternatives in order to explore ways to maximize shareholder value.

Throughout the strategic review process, the Board of Directors and management directed its financial advisors to evaluate a broad range of strategic alternatives, including:

•	Portfolio-level transactions
•	Individual asset dispositions
•	Joint venture structures
•	Corporate-level transactions
•	Liquidation scenarios
•	Refinancing alternatives

During the period from the commencement of the strategic review process to the date of this Annual Report:

•	Transaction volume across many of our primary submarkets remained historically low.
•	Where transactions occurred, activity was frequently concentrated in lender-controlled or distressed situations and at pricing levels not reflective of stabilized intrinsic valuations.
•	Institutional capital in the office sector remained highly selective nationally, primarily targeting trophy or newly delivered assets in select gateway markets, or deeply discounted properties in distress scenarios. As a result, reported transaction pricing may be influenced by a limited number of transactions that are not necessarily reflective of actual achievable values on our assets.
•	Lending liquidity for office assets in similar markets and with comparable occupancy profiles and lease maturities has been significantly constrained relative to historical norms, further limiting the ability to execute transactions at pricing levels consistent with long-term asset values.

On February 26, 2026, we closed a $320 million secured credit facility with an affiliate of TPG Credit. We repaid in full all of our then outstanding approximately $249 million aggregate principal amount of indebtedness with borrowings under the facility. The facility has an original stated maturity of February 26, 2029, subject to potential extension of up to one year at our option, subject to certain conditions. The facility includes up to $45 million of delayed draw term loans, which, subject to certain conditions, may be used to fund tenant improvements, leasing commissions, building improvements and other uses approved by the lender. See Note 12, Subsequent Events, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information on the facility.

We continue to believe that the intrinsic value of our real estate portfolio exceeds our current public market valuation. However, our ability to realize that value is dependent upon transaction and financing liquidity in the relevant capital markets and property submarkets, including for assets of similar quality, occupancy levels, and weighted average lease terms. Based on market evidence, transaction comparables, and discussions with potential counterparties, we, in consultation with our professional advisors, have determined that, to date, market conditions have not been supportive of transactions at pricing levels that would reasonably reflect the intrinsic value of our assets. Accordingly, we believe that pursuing asset sales or liquidation under such market conditions would likely not maximize value for our shareholders. We believe that current transaction activity in many office markets continues to reflect limited capital availability and highly selective buyer demand rather than the underlying long-term value of institutional quality assets.

Our review of potential strategic alternatives remains ongoing and continues to include evaluation of a range of alternatives, including asset sales.

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

Human Capital

We had 28 employees as of both March 5, 2026 and December 31, 2025. Women represent 46.4% of our employees, of which 38.5% hold management level/leadership roles. We endeavor to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We regularly conduct training to prevent harassment and discrimination. The Company’s basis for recruitment, hiring, development, training, compensation and advancement of employees is qualifications, performance, skills and experience. Many of our employees have a long tenure with the Company. Our employees are compensated without regard to gender, race and ethnicity, and our compensation program is designed to attract and retain talent.

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

Information about our Directors

The following table sets forth the names, ages and positions of all our directors as of March 5, 2026.

Name	Age	Position
George J. Carter	77	Chief Executive Officer and Chairman of the Board
John N. Burke (1) (2) (3) (4)	64	Director
Dennis J. McGillicuddy (1) (3) (6)	84	Director
Georgia Murray (2) (3) (7)	75	Director
Jennifer Bitterman (1) (2)	42	Director
Milton P. Wilkins, Jr. (1) (2) (5)	78	Director
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Chair of the Audit Committee
(5)	Chair of the Compensation Committee
(6)	Chair of the Nominating and Corporate Governance Committee
(7)	Lead Independent Director

George J. Carter, age 77, is Chief Executive Officer and has been Chairman of the Board of Directors of FSP Corp. since 2002. Mr. Carter also was the President of FSP Corp. from 2002 to May 2016. Mr. Carter is responsible for all aspects of the business of FSP Corp. and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. Prior to the conversion, he was President of the general partner of the FSP Partnership and was responsible for all aspects of the business of the FSP Partnership and its affiliates. From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”). Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.).

John N. Burke, age 64, has been a Director of FSP Corp. since 2004 and Chair of the Audit Committee since June 2004. Mr. Burke is a certified public accountant with over 35 years of experience in the practice of public accounting working with both private and publicly traded companies with extensive experience serving clients in the real estate and REIT industry. His experience includes analysis and evaluation of financial reporting, accounting systems, internal controls and audit matters. Mr. Burke has been involved as an advisor on several public offerings, private equity and debt financings and merger and acquisition transactions. Mr. Burke’s consulting experience includes a wide range of accounting, tax and business planning matters. Prior to starting his own firm, BA, Inc., in 2003, where he currently practices, Mr. Burke was an Audit Partner in the Boston office of BDO USA, LLP. Mr. Burke is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of CPAs. Mr. Burke earned an M.S. in Taxation and studied undergraduate accounting at Bentley University.

Dennis J. McGillicuddy, age 84, has been a Director of FSP Corp. since 2002 and Chair of the Nominating and Corporate Governance Committee since May 2025. Mr. McGillicuddy graduated from the University of Florida with a B.A. degree and from the University of Florida Law School with a J.D. degree. In 1968, Mr. McGillicuddy joined Barry Silverstein in founding Coaxial Communications, a cable television company. In 1998 and 1999, Coaxial sold its cable systems. Mr. McGillicuddy has served on the boards of various charitable organizations. He is currently President of the Board of Trustees of Florida Studio Theater, a professional non-profit theater organization, and is a Director of All-Star Children’s Foundation, an organization engaged in creating a new paradigm for foster care.

Georgia Murray, age 75, has been a Director of FSP Corp. since April 2005 and Lead Independent Director since February 2014. Ms. Murray is retired from Lend Lease Real Estate Investments, Inc., where she served as a Principal from November 1999 until May 2000. From 1973 through October 1999, Ms. Murray worked at The Boston Financial Group, Inc., serving as Senior Vice President and a Director at times during her tenure. Boston Financial was an affiliate of the Boston Financial Group, Inc. She is a past Trustee of the Urban Land Institute and a past President of the Multifamily Housing Institute. Ms. Murray previously served on the Board of Directors of Capital Crossing Bank. She also serves on the boards of numerous non-profit entities. Ms. Murray is a graduate of Newton College.

Jennifer Bitterman, age 42, has been a Director of FSP Corp. since October 2025. Ms. Bitterman has served as the Chief Financial Officer at GSA Group, a global leader in real estate asset and funds management in the student housing sector, since June 2025 and on the Executive Leadership Team of The Dot Group, a global leader in student living, since June 2025. Ms. Bitterman has two decades of experience spanning asset management, transaction, capital markets and compliance. Before joining GSA Group, Ms. Bitterman was Chief Financial Officer at Andover Properties, one of the largest private owner-operators of self-storage facilities in the United States, from July 2023 to May 2025. Prior to Andover Properties, Ms. Bitterman worked for over a decade at Cedar Realty Trust, a NYSE publicly traded real estate investment trust, where she held various positions, including the position of Chief Financial Officer. Prior to Cedar Realty Trust, Ms. Bitterman held roles at Morgan Stanley within its Asset Management Team, Credit Suisse covering equity REITs and at PwC. Ms. Bitterman also serves as an Advisory Board Member for the Weiser Center for Real Estate at the Stephen M. Ross School of Business at the University of Michigan and at the Cold Spring Harbor Laboratory. Ms. Bitterman previously served on the Board and was Audit Committee Chairperson of the Dreamscape Companies. Ms. Bitterman has a BBA with high distinction from the Stephen M. Ross School of Business at the University of Michigan.

Milton P. Wilkins, Jr., age 78, has been a Director of FSP Corp. since 2022 and Chair of the Compensation Committee since January 2025. Mr. Wilkins served as an investment advisor with RBF Wealth Advisors in St. Louis, Missouri, from 1997 to 2024. Concurrently, from 2003 to 2015, Mr. Wilkins served with Hammond Associates/Mercer Investment Consulting as a senior investment consultant to institutional clients. From 1976 to 1986 and from 1989 to 1997, Mr. Wilkins served in various positions at Monsanto Corporation, including as Vice President of Corporate Development in the corporate mergers and acquisition group, as Vice President of the Plant Sciences Division and as Regional Director of Latin America. Mr. Wilkins currently serves as Chairman of the St. Louis County Employees Retirement Board (pension plan), a member of the Investment Committee of the Archdiocese of St. Louis, and as a member of the Board of Directors of the Nine PBS public television station in St. Louis. Mr. Wilkins holds a M.B.A.

degree from the Harvard Graduate School of Business Administration and a Bachelor of Arts degree from Morehouse College.

Information about our Executive Officers

The following table sets forth the names, ages and positions of all our executive officers as of March 5, 2026.

Name	Age	Position
George J. Carter (1)	77	Chief Executive Officer and Chairman of the Board
Jeffrey B. Carter	54	President and Chief Investment Officer
Scott H. Carter	54	Executive Vice President, General Counsel and Secretary
John G. Demeritt	65	Executive Vice President, Chief Financial Officer and Treasurer
John F. Donahue	59	Executive Vice President
Eriel Anchondo	48	Executive Vice President and Chief Operating Officer
(1)	Information about George J. Carter is set forth above. See “Directors of FSP Corp.”

Jeffrey B. Carter, age 54, is President and Chief Investment Officer of FSP Corp. Mr. Carter served as Executive Vice President and Chief Investment Officer from February 2012 until May 2016, when he was appointed as President in addition to his position as Chief Investment Officer. Previously, Mr. Carter served as Senior Vice President and Director of Acquisitions of FSP Corp. from 2005 to 2012 and as Vice President - Acquisitions from 2003 to 2005. Mr. Carter oversees the day-to-day execution of the Company’s strategic objectives and business plan. In addition, Mr. Carter is primarily responsible for developing and implementing the Company’s investment strategy, including coordination of acquisitions and dispositions. Prior to joining FSP Corp., Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.), The George Washington University (M.A.) and Cornell University (M.B.A.). Mr. Carter’s father, George J. Carter, serves as Chief Executive Officer and Chairman of the Board of Directors of FSP Corp. and Mr. Carter’s brother, Scott H. Carter, serves as Executive Vice President, General Counsel and Secretary of FSP Corp.

Scott H. Carter, age 54, is Executive Vice President, General Counsel and Secretary of FSP Corp. Mr. Carter has served as General Counsel since February 2008. Mr. Carter joined FSP Corp. in October 2005 as Senior Vice President and In-house Counsel. Mr. Carter is primarily responsible for the management of all of the legal affairs of FSP Corp. and its affiliates. Prior to joining FSP Corp. in October 2005, Mr. Carter was associated with the law firm of Nixon Peabody LLP, which he originally joined in 1999. At Nixon Peabody LLP, Mr. Carter concentrated his practice on the areas of real estate syndication, acquisitions and finance. Mr. Carter received a Bachelor of Business Administration (B.B.A.) degree in Finance and Marketing and a Juris Doctor (J.D.) degree from the University of Miami. Mr. Carter is admitted to practice law in the Commonwealth of Massachusetts. Mr. Carter’s father, George J. Carter, serves as Chief Executive Officer and Chairman of the Board of Directors of FSP Corp. and Mr. Carter’s brother, Jeffrey B. Carter, serves as President and Chief Investment Officer of FSP Corp.

John G. Demeritt, age 65, is Executive Vice President, Chief Financial Officer and Treasurer of FSP Corp. and has been Chief Financial Officer since March 2005. Mr. Demeritt previously served as Senior Vice President, Finance and Principal Accounting Officer from September 2004 to March 2005. Prior to September 2004, Mr. Demeritt was a Manager with Caturano & Company, an independent accounting firm (which later merged with McGladrey) where he focused on Sarbanes Oxley compliance. Previously, from March 2002 to March 2004 he provided consulting services to public and private companies where he focused on SEC filings, evaluation of business processes and acquisition integration. During 2001 and 2002 he was Vice President of Financial Planning & Analysis at Cabot Industrial Trust, a publicly traded real estate investment trust, which was acquired by CalWest in December 2001. From October 1995 to December 2000 he was Controller and Officer of The Meditrust Companies, a publicly traded real estate investment trust (formerly known as The La Quinta Companies, which was then acquired by the Blackstone Group), where he was involved with a number of merger and financing transactions. Prior to that, from 1986 to 1995 he had financial and accounting responsibilities at three other public companies, and was previously associated with Laventhol & Horwath, an independent accounting firm from 1983 to 1986. Mr. Demeritt is a Certified Public Accountant and holds a Bachelor of Science degree from Babson College.

John F. Donahue, age 59, is Executive Vice President of FSP Corp. and President of FSP Property Management LLC and has held those positions since May 2016. Mr. Donahue is primarily responsible for the oversight of the management of all of the real estate assets of FSP Corp. and its affiliates. Mr. Donahue joined FSP Corp. in August 2001 as Vice President of FSP Property Management LLC. From 2001 to May 2016, Mr. Donahue was responsible for the management of real estate assets of FSP Corp. and its affiliates. From 1992 to 2001, Mr. Donahue worked in the pension fund advisory business for GE Capital and AEW Capital Management with oversight of office, research and development, industrial and land investments. From 1989 to 1992, Mr. Donahue worked for Krupp Realty in various accounting and finance roles. Mr. Donahue holds a Bachelor of Science in Business Administration degree from Bryant College.

Eriel Anchondo, age 48, is Executive Vice President and Chief Operating Officer of FSP Corp. and has held those positions since May 2016. Mr. Anchondo joined FSP Corp. in 2015 as Senior Vice President of Operations. Mr. Anchondo is responsible for ensuring that the Company has the proper operational controls, administrative and reporting procedures, and people systems and infrastructure in place to effectively grow the organization and maintain financial strength and operating efficiency. Prior to joining FSP Corp., from July 2014 to December 2014, Mr. Anchondo provided consulting services to the retail banking division of ISBAN, which is part of the Technology and Operations division of the Santander Group of financial institutions. From May 2007 to July 2013, Mr. Anchondo was employed by Mercer, a global consulting leader in talent, health, retirement, and investments, as an Employee Education Manager across all lines of Mercer’s business. From May 2005 to May 2007, Mr. Anchondo was a Communications Consultant at New York Life Investment Management. From December 2002 to May 2005, Mr. Anchondo worked in the Preferred Client Services Group at Putnam Investments. Mr. Anchondo is a graduate of Boston University (B.A.) and Cornell University (M.B.A.).

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

The COVID-19 pandemic has adversely impacted our properties and operating results and continues to present material uncertainty and risk with respect to the performance of our properties and our financial results. Uncertainty still surrounds the long-term impact of the COVID-19 pandemic, on the commercial real estate market and our business. Many of our tenants still do not fully occupy the space that they lease. Any ongoing negative impacts from the COVID-19 pandemic could adversely affect us and/or our tenants due to, among other factors: the potential negative impact to the businesses of our tenants, the impact of work-from-home and return-to-work policies, the potential negative impact to leasing efforts and occupancy at our properties, the occurrence of a default under any of our debt agreements, the potential for increased borrowing costs, negative impacts on our ability to refinance existing indebtedness or to secure new sources of capital on favorable terms, decreases in values of our real estate assets, and uncertainty regarding government and regulatory policy.

Some of our existing tenants and potential tenants operate in businesses and industries that continue to be adversely affected by continuing effects of the COVID-19 pandemic. These effects could lead to increased rent delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, increased tenant improvement capital expenditures, or reduced rental rates to maintain occupancies. For example, on December 21, 2020, the parent company of a tenant that leased approximately 130,000 square feet filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, resulting in a writeoff charge of $3.1 million. Our operations could be materially negatively affected as a result, which could adversely affect our operating results, our ability to pay dividends, our ability to repay or refinance our existing indebtedness, and the price of our common stock.

Economic conditions in the United States could have a material adverse impact on our earnings and financial condition.

The global economy continues to experience significant disruptions and uncertainty as a result of various factors, including changes in U.S. trade or other policies or those policies of other nations, geopolitical events such as the wars and conflicts in Iran and other countries in the Middle East and Ukraine, increasing tensions with China and Venezuela, tensions between the U.S. and Europe related to the sovereignty of Greenland, major political shifts domestically or internationally and continuing supply chain difficulties. Because economic conditions directly affect the demand for office space, our primary income producing asset, broad economic market conditions in the United States, including uncertainty over interest rates, inflation, tariffs, slower growth, stock market volatility or recession fears, could have a material adverse effect on our earnings and financial condition. Economic conditions may be affected by numerous other factors, including but not limited to, inflation and employment levels, energy prices, uncertainty about government fiscal, monetary, trade and tax policies, changes in currency exchange rates, the regulatory environment and the availability of credit. Future economic factors also may negatively affect the demand for office space, real estate values, occupancy levels and property income.

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

We have adopted a strategy seeking to increase shareholder value by pursuing the sale of select properties where we believe that short to intermediate term valuation potential has been reached and striving to lease vacant space. As we execute this strategy, our revenue, Funds From Operations, and capital expenditures may decrease in the short term. Under the Credit Agreement, certain proceeds from dispositions are required to be used for the repayment of debt. We may not be able to dispose of properties at acceptable prices or otherwise on anticipated terms and conditions within the time periods contemplated by our disposition strategy, which would adversely affect our ability to use the proceeds as intended and impair our financial flexibility.

We are dependent on key personnel and if our Chief Executive Officer and Chairman of the Board of Directors ceases to serve in such position, we may be obligated to pay all outstanding obligations under the Credit Agreement.

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

The Credit Agreement provides that if George J. Carter ceases to serve in the position of our Chief Executive Officer and Chairman of the Board of Directors or devote substantially all of his business time and attention to FSP Corp., whether as a result of resignation, death, disability or otherwise, and we do not use commercially reasonable efforts to find a permanent replacement to replace Mr. Carter that is reasonably satisfactory to the Required Lenders (as defined in the Credit Agreement) following such cessation, such event will constitute an event of default under the Credit Agreement and would entitle the lenders to terminate their lending commitments, and to accelerate all outstanding obligations under the Credit Agreement. Whether Mr. Carter remains our Chief Executive Officer and Chairman of the Board of Directors is not entirely under our control. Although we intend to find an appropriate replacement satisfactory to the Required Lenders if Mr. Carter leaves his current position, there is no assurance that we will be able to find a replacement acceptable to the Required Lenders. If there is an event of default under the Credit Agreement, there can be no assurance that we will be able to repay all outstanding obligations or be able to find alternative financing, which could materially adversely affect our business, financial condition and results of operations.

We face risks from tenant defaults or bankruptcies.

If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. In addition, at any time, a tenant of one of our properties may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders. For example, in December 2020, the parent company of a tenant that leased approximately 130,000 square feet filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, resulting in a write-off charge of $3.1 million.

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

As of December 31, 2025, approximately 25% and 10% of our tenants as a percentage of the total rentable square feet operated in the energy services industry and the professional services industry, respectively. An economic downturn in these or any industry in which a high concentration of our tenants operate or in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us, which could adversely affect our financial condition and results of operations.

We face risks from geographic concentration.

The properties in our portfolio as of December 31, 2025, by aggregate square footage, are distributed geographically as follows: West — 44.5%, South — 39.7% and Midwest — 15.8%. However, within certain of those regions, we hold a larger concentration of our properties in Denver, Colorado — 44.5%, Houston, Texas — 24.8%, Minneapolis, Minnesota — 15.8%, and Dallas, Texas — 14.9%. We are likely to face risks to the extent that any of these areas in which we hold a larger concentration of our properties suffer deteriorating economic conditions. As the Dallas, Denver and Houston metropolitan areas have a significant presence in the energy sector, a prolonged period of low oil or natural gas prices, or other factors negatively impacting the energy industry, could have an adverse impact on our ability to maintain the occupancy of our properties in those areas or could cause us to lease space at rates below current in-place rents, or at rates below the rates we have leased space in those areas in the prior year. In addition, factors negatively impacting the energy industry could reduce the market values of our properties in those areas, which could reduce our net asset value and adversely affect our financial condition and results of operations, or cause a decline in the value of our common stock.

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

In the ordinary course of our business, we collect and store sensitive data concerning tenants and vendors. Although we have taken steps to protect the security of our information technology systems and the data maintained in those systems, such systems and infrastructure may be vulnerable to attacks by hackers, computer viruses or ransomware, or breaches due to employee error, malfeasance, impersonation of authorized users or other disruptions. Any such breach or attack could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and continuously become more sophisticated, often are not recognized until launched against a target and may be difficult to detect for a long time, we may be unable to anticipate these techniques or to implement adequate preventive or detective measures. Any unauthorized access, disclosure or other loss of information could result in significant financial exposure, including significant costs to remediate possible injury to the affected parties. We may also be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under laws protecting confidential information. Any failure to maintain proper functionality and security of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Risks Related to our Indebtedness

Failure to comply with covenants in the Credit Agreement could adversely affect our financial condition.

On February 26, 2026, we entered into a Credit Agreement with Alter Domus (US) LLC, as administrative agent, and the lenders from time to time party thereto, which provides for a secured credit facility for aggregate principal commitments of up to $320 million, consisting of (i) initial term loans in an aggregate principal amount of $275 million, and (ii) delayed draw term loans available upon the approval of the lenders party thereto in an aggregate principal amount of up to $45 million.  The Credit Agreement contains customary affirmative and negative covenants, including without limitation and subject to certain exceptions, restrictions on indebtedness, liens, investments, mergers, consolidations and other fundamental changes, dispositions of assets (including real property), capital expenditures, changes in business, certain restricted payments, transactions with affiliates, burdensome agreements, sale leaseback transactions, prepayments of other debt, corporate operating expenses and severance and retention payments.  The Credit Agreement also contains minimum tangible net worth and minimum liquidity financial covenants.

Failure to comply with the covenants in the Credit Agreement would entitle the lenders to terminate their lending commitments, and to accelerate all outstanding obligations under the Credit Agreement. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. A default under the Credit Agreement could result in difficulty financing growth in our business. A default under the Credit Agreement could materially and adversely affect our financial condition and results of operations.

Risks Related to Legal and Regulatory Matters

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

Risks Related to our Common Stock

We have suspended quarterly dividends and may not resume paying dividends on our common stock, and may not elect to resume paying dividends in the foreseeable future or at all.

In March 2026, our Board of Directors determined to suspend quarterly cash dividends to reduce operating expenses and to redeploy that capital into leasing efforts intended to enhance the value of our portfolio. In addition, the Credit Agreement provides that we may not declare dividends in excess of the greater of $0.01 per share or such amount as is required to maintain our status as a REIT. Any future declaration and payment of dividends will be determined from time to time by our Board of Directors and will depend on, among other things, our results of operations, cash flows, liquidity, financial condition, capital requirements and other factors the Board of Directors deems relevant. There can be no assurance that we will resume paying dividends in the foreseeable future or at all, which could adversely affect the market price of our common stock.

The real properties held by us may significantly decrease in value.

As of December 31, 2025, we owned 14 properties. Some or all of these properties may decline in value. To the extent our real properties decline in value, our stockholders could lose some or all of the value of their investments. The value of our common stock may be adversely affected if the real properties held by us decline in value since these real properties represent the majority of the tangible assets held by us. Moreover, if we are forced to sell or lease the real property held by us below its initial purchase price or its carrying costs, respectively, or if we are forced to lease real property at below market rates because of the condition of the property or general economic or local market conditions, our results of operations would be adversely affected.

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

If we fail to comply with the continued listing requirements of the NYSE American stock exchange, our common stock may be delisted and the price of our common stock and our ability to access capital markets could be negatively impacted.

We must satisfy the NYSE American stock exchange’s continued listing requirements, including, among other things, a requirement that the price of our common stock may not sell for a substantial period of time at a low price per share. If our common stock sells for a substantial period of time at a low price per share, the NYSE American may require us to effect a reverse split of such shares within a reasonable time after being notified that the NYSE American deems such action to be appropriate under all the circumstances. A reverse split of our common stock could have an adverse effect on the value of a stockholder’s investment in our common stock if our stock price continued to fall after the reverse split is effected. In addition, if we fail to maintain compliance with any of the NYSE American's continued listing requirements, it could affect our ability to raise capital on acceptable terms, or at all. In the event our common stock is delisted from the NYSE American, the only established trading market for our common stock would be eliminated, and we would be forced to list our shares on the OTC Markets or another quotation medium, depending on our ability to meet the specific listing requirements of those quotation systems. As a result, an investor would likely find it more difficult to trade or obtain accurate price quotations for our shares. Delisting would likely also reduce the visibility, liquidity, and value of our common stock, reduce institutional investor interest in us, and may increase the volatility of our common stock. Delisting could also cause a loss of confidence of potential lessees, lenders, and employees, which could further harm our business and our future prospects.

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

In an effort to protect our resources from cyber threats, we employ a multi-layered cyber risk management strategy that is designed to govern, identify, protect, detect, respond and recover from these threats. Our security program includes, but is not limited to, continuous vulnerability assessment and remediation, annual penetration testing conducted by a third party, security and monitoring tools that are monitored by a 24x7 SOC (Security Operations Center) and Incident Response Planning. Additionally, all employees are required to take annual cyber security training that aligns with our risks and current cyber trends such as ransomware, BEC (business email compromise), phishing, and social engineering.

Item 2.Properties

Set forth below is information regarding our properties as of December 31, 2025:

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/25	of Tenants	Major Tenants (2)

Office
16285 Park Ten Place	6/27/02	157,609	86.8%	10	Blade Energy Partners, Ltd.
Houston, TX 77084					Baytex Energy USA, Inc.
					Edge Engineering & Science, LLC
					Liberty Lift Solutions, LLC

15601 Dallas Parkway	9/30/02	289,333	67.7%	11	Cyxtera Management Inc.
Addison, TX 75001					WDT Acquisition Corporation
					CarOffer, LLC

1293 Eldridge Parkway	1/16/04	248,399	100.0%	1	CITGO Petroleum Corporation
Houston, TX 77077

6550 & 6560 Greenwood Plaza Englewood, CO 80111	2/24/05	196,236	65.0%	2	Kaiser Foundation Health Plan, Inc.

16290 Katy Freeway	9/28/05	156,746	76.3%	5	Olin Corporation
Houston, TX 77094

5055 & 5057 Keller Springs Rd.	2/24/06	217,841	66.9%	19	See Footnote 3
Addison, TX 75001

121 South Eighth Street Minneapolis, MN 55402	6/29/10	297,744	80.4%	34	Schwegman, Lundberg & Woessner

801 Marquette Ave. South	6/29/10	129,691	91.8%	3	Workbox Marquette MN, LLC
Minneapolis, MN 55402					Greater Minneapolis Convention & Visitor Association
					Deluxe Corporation

5100 & 5160 Tennyson Parkway Plano, TX 75024	3/10/11	209,562	60.9%	6	ARK-LA-TEX Financial Services, LLC
					Moss, Luse & Womble, LLC

10370 & 10350 Richmond Ave.	11/1/12	629,025	66.2%	45	See Footnote 3
Houston, TX 77042

1999 Broadway	5/22/13	682,639	50.7%	25	United States Government
Denver, CO 80202

1001 17th Street	8/28/13	650,607	76.4%	18	Permian Resources Operating, LLC
Denver CO, 80202					Hall and Evans, LLC
					Ping Identity Corp.

		Approx.	Percent	Approx.
	Date of	Square	Leased as	Number
Property Location	Purchase (1)	Feet	of 12/31/25	of Tenants	Major Tenants (2)
45 South Seventh Street	6/6/16	330,096	51.0%	15	PwC US Group
Minneapolis, MN 55402

600 17th Street	12/1/16	612,135	69.1%	25	EOG Resources, Inc.
Denver, CO 80202

Total Owned Portfolio		4,807,663	68.9%

(1)	Date of purchase or merged entity date of purchase.
(2)	Major tenants that occupy 10% or more of the space in an individual property.
(3)	No tenant occupies more than 10% of the space.

All of the properties listed above are owned, directly or indirectly, by us. None of our owned properties are subject to any mortgage loans as of December 31, 2025. We have no other material undeveloped or unimproved properties, or proposed programs for material renovation or development of any of our properties in 2026. We believe that our properties are adequately covered by insurance as of December 31, 2025.

The information presented below provides the weighted average GAAP rent per square foot for the year ended December 31, 2025 for our owned properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	December 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2025 (a)	Square Feet (b)

121 South 8th Street	Minneapolis	MN	1974	297,744	228,697	76.8%	$22.96
801 Marquette Ave	Minneapolis	MN	1923/2017	129,691	119,108	91.8%	25.97
Plaza Seven	Minneapolis	MN	1987	330,096	167,029	50.6%	29.30
Midwest Total				757,531	514,834	68.0%	25.71
Park Ten	Houston	TX	1999	157,609	132,518	84.1%	27.45
Addison Circle	Addison	TX	1999	289,333	197,267	68.2%	35.43
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	27.93
Park Ten Phase II	Houston	TX	2006	156,746	111,556	71.2%	29.26
Liberty Plaza	Addison	TX	1985	217,841	147,980	67.9%	26.43
Legacy Tennyson Center	Plano	TX	1999/2008	209,562	109,978	52.5%	32.13
Westchase I & II	Houston	TX	1983/2008	629,025	396,789	63.1%	26.44
South Total				1,908,515	1,344,487	70.4%	28.83
1999 Broadway	Denver	CO	1986	682,639	333,060	48.8%	34.74
1001 17th Street	Denver	CO	1977/2006	650,607	479,562	73.7%	36.64
600 17th Street	Denver	CO	1982	612,135	439,084	71.7%	33.85
Greenwood Plaza	Englewood	CO	2000	196,236	127,573	65.0%	30.96
West Total				2,141,617	1,379,279	64.4%	34.77

Total Owned Properties				4,807,663	3,238,600	67.4%	$30.86
(a)	Based on weighted occupied square feet for the year ended December 31, 2025, including month-to-month tenants, divided by the property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the year ended December 31, 2025 per weighted occupied square foot.

The information presented below is a lease expiration table for ten years and thereafter, stating (i) the number of tenants whose leases will expire, (ii) the total area in square feet covered by such leases, (iii) the annual rental represented by such leases in dollars and by square feet, and (iv) the percentage of gross annual rental represented by such leases.

			Rentable			Annualized	Percentage
	Number of		Square			Rent	of Total
Year of	Leases		Footage		Annualized	Per Square	Annualized
Lease	Expiring		Subject to		Rent Under	Foot Under	Rent Under
Expiration	Within the		Expiring		Expiring	Expiring	Expiring	Cumulative
December 31,	Year (a)		Leases		Leases (b)	Leases	Leases	Total

2026	34	(c)	365,916		$12,569,114	$34.35	12.0%	12.0%
2027	35		500,108		18,191,656	36.38	17.4%	29.4%
2028	25		242,046		7,957,724	32.88	7.6%	37.0%
2029	40		561,561		18,213,553	32.43	17.4%	54.4%
2030	20		268,950		8,662,656	32.21	8.2%	62.6%
2031	21		346,964		11,496,581	33.13	11.0%	73.6%
2032	8		77,324		1,733,552	22.42	1.7%	75.3%
2033	10		383,978		11,685,696	30.43	11.2%	86.5%
2034	8		90,757		1,724,368	19.00	1.6%	88.1%
2035	7		173,219		5,667,946	32.72	5.4%	93.5%
2036 and thereafter	22		300,199	(d)	6,827,766	22.74	6.5%	100.0%
Leased total	230		3,311,022		$104,730,612	$31.63	100.0%
Vacancies as of 12/31/25			1,496,641
Total Portfolio Square Footage			4,807,663
(a)	The number of leases approximates the number of tenants. Tenants with lease maturities in different years are included in annual totals for each lease. Tenants may have multiple leases in the same year.
(b)	Annualized rent represents the monthly rent charged, including tenant reimbursements, for each lease in effect at December 31, 2025 multiplied by 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.
(c)	Includes 2 leases that are month-to-month.
(d)	Includes 52,202 square feet that are non-revenue producing building amenities.

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

As of March 3, 2026, there were 13,946 holders of our common stock, including both holders of record and participants in securities position listings.

In March 2026, our Board of Directors suspended quarterly cash dividend to reduce operating expenses and to redeploy that capital into leasing efforts intended to enhance the value of our portfolio See Part I, Item 1A, Risk Factors, “We have suspended quarterly dividends and may not resume paying dividends on our common stock, and may not elect to resume paying dividends in the foreseeable future or at all.” for additional information.

STOCK PERFORMANCE GRAPH

In accordance with SEC regulations, the following graph compares the cumulative total stockholder return on the Company’s common stock between December 31, 2020 and December 31, 2025 with the cumulative total return of (1) the FTSE NAREIT Equity Office Index (“NAREIT Office”), (2) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), and (3) the Russell 2000 Total Return Index (“Russell 2000”) over the same period. This graph assumes the investment of $100.00 on December 31, 2020 and assumes that any distributions are reinvested.

	As of December 31,
	2020	2021	2022	2023	2024	2025
FSP	$100	$154	$74	$71	$52	$27
S&P 500	100	129	105	133	166	196
Russell 2000	100	115	91	107	119	134
NAREIT Office	100	122	76	78	94	81

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

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, adverse changes in general economic or local market conditions, including as a result of the long-term effects of the COVID-19 pandemic, wars, terrorist attacks or other acts of violence, which may negatively affect the markets in which we and our tenants operate, impacts of changes in tariffs that the United States and other countries have announced or implemented, as well as any additional new tariffs, trade restrictions or export regulations that may be implemented or reversed in the future, inflation rates, interest rates, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, adverse changes in energy prices, which if sustained, could negatively impact occupancy and rental rates in the markets in which we own properties, including energy-influenced markets such as Dallas, Denver and Houston, expectations for future potential property dispositions, expectations for future potential leasing activity, changes in government regulations and regulatory uncertainty, uncertainty about governmental fiscal policy, geopolitical events and expenditures that cannot be anticipated, such as utility rate and usage increases, delays in construction schedules, unanticipated increases in construction costs, unanticipated repairs, increases in the level of general and administrative costs as a percentage of revenues as revenues decrease as a result of property dispositions, additional staffing, insurance increases and real estate tax valuation reassessments. See “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, acquisitions, dispositions, performance or achievements. We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

FSP Corp., or we or the Company, operates in a single reportable segment: real estate operations. The real estate operations market involves real estate rental operations, leasing, secured financing of real estate and services provided for asset management, property management, property acquisitions, dispositions and development. Our current strategy is to focus on infill and central business district office properties in the United States sunbelt and mountain west regions as well as select opportunistic markets. We believe that the United States sunbelt and mountain west regions have macro-economic drivers that have the potential to increase occupancies and rents. We are focused on long-term growth and appreciation.

As of December 31, 2025, all of our total owned portfolio, consisting of approximately 4.8 million square feet, was located in Dallas, Denver, Houston and Minneapolis.

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

In May 2025, we announced that our Board of Directors had initiated a review of strategic alternatives in order to explore ways to maximize shareholder value.

Throughout the strategic review process, the Board of Directors and management directed its financial advisors to evaluate a broad range of strategic alternatives, including:

•	Portfolio-level transactions
•	Individual asset dispositions
•	Joint venture structures
•	Corporate-level transactions
•	Liquidation scenarios
•	Refinancing alternatives

During the period from the commencement of the strategic review process to the date of this Annual Report:

•	Transaction volume across many of our primary submarkets remained historically low.
•	Where transactions occurred, activity was frequently concentrated in lender-controlled or distressed situations and at pricing levels not reflective of stabilized intrinsic valuations.
•	Institutional capital in the office sector remained highly selective nationally, primarily targeting trophy or newly delivered assets in select gateway markets, or deeply discounted properties in distress scenarios. As a result, reported transaction pricing may be influenced by a limited number of transactions that are not necessarily reflective of actual achievable values on our assets.
•	Lending liquidity for office assets in similar markets and with comparable occupancy profiles and lease maturities has been significantly constrained relative to historical norms, further limiting the ability to execute transactions at pricing levels consistent with long-term asset values.

On February 26, 2026, we closed a $320 million secured credit facility with an affiliate of TPG Credit. We repaid in full all of our then outstanding approximately $249 million aggregate principal amount of indebtedness with borrowings under the facility. The facility has an original stated maturity of February 26, 2029, subject to potential extension of up to one year at our option, subject to certain conditions. The facility consists of (i) initial term loans in an aggregate principal amount of $275 million, and (ii) delayed draw term loans available upon the approval of the lenders party thereto in an aggregate principal amount of up to $45 million. The delayed draw term loans may be used, subject to certain conditions, to fund tenant improvements, leasing commissions, building improvements and other uses approved by the lender. See Note 12, Subsequent Events, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information on the Credit Agreement.

We continue to believe that the intrinsic value of our real estate portfolio exceeds our current public market valuation. However, our ability to realize that value is dependent upon transaction and financing liquidity in the relevant capital markets and property submarkets, including for assets of similar quality, occupancy levels, and weighted average lease terms. Based on market evidence, transaction comparables, and discussions with potential counterparties, we, in consultation with our professional advisors, have determined that, to date, market conditions have not been supportive of transactions at pricing levels that would reasonably reflect the intrinsic value of our assets. Accordingly, we believe that pursuing asset sales or liquidation under such market conditions would likely not maximize value for our shareholders. We believe that current transaction activity in many office markets continues to reflect limited capital availability and highly selective buyer demand rather than the underlying long-term value of institutional quality assets.

Our review of potential strategic alternatives remains ongoing and continues to include evaluation of a range of alternatives, including asset sales.

During the year ended December 31, 2024, our disposition strategy resulted in aggregate gross sale proceeds of $100.0 million, and we repaid an aggregate amount of $154.7 million of our debt previously outstanding under the BofA Term Loan, BMO Term Loan, Series A Notes and Series B Notes (each as defined in Liquidity and Capital Resources below). During the year ended December 31, 2025, we used disposition proceeds of $1.4 million received from escrow proceeds relating to dispositions in 2024, to repay outstanding debt.

In March 2026, our Board of Directors determined to suspend quarterly cash dividends to reduce operating expenses and to redeploy that capital into leasing efforts intended to enhance the value of our portfolio. In addition, the Credit Agreement provides that we may not declare dividends in excess of the greater of $0.01 per share or such amount as is required to maintain our status as a REIT. Any future declaration and payment of dividends will be determined from time to time by our Board of Directors and will depend on, among other things, our results of operations, cash flows, liquidity, financial condition, capital requirements and other factors the Board of Directors deems relevant.

Trends and Uncertainties

Long-Term Impact of COVID-19 Pandemic

Uncertainty still surrounds the long-term impact of the COVID-19 pandemic on the commercial real estate market and our business. Many of our tenants still do not fully occupy the space that they lease. The impact of the COVID-19 pandemic continues to present material uncertainty and risk with respect to the performance of our properties and our financial results, such as the potential negative impact to the businesses of our tenants, the impact of work-from-home and return-to-work policies, the potential negative impact to leasing efforts and occupancy at our properties, uncertainty regarding future rent collection levels or requests for rent concessions from our tenants, the occurrence of a default under any of our debt agreements, the potential for increased borrowing costs, negative impacts on our ability to refinance existing indebtedness or to secure new sources of capital on favorable terms decreases in values of our real estate assets, and uncertainty regarding government and regulatory policy. We are unable to estimate the full extent of the long-term impact that the COVID-19 pandemic has had and will have on our future financial results at this time. See “The long-term impact of the COVID-19 pandemic has had and may continue to have an adverse impact on our financial condition and results of operations. This impact could be materially adverse to the extent that the long-term impact of the COVID-19 pandemic, or future pandemics, cause tenants to be unable to pay their rent or reduce the demand for commercial real estate, or cause other impacts described below.” in Item 1A. “Risk Factors ”.

Economic Conditions

The global economy continues to experience significant disruptions as a result of various factors, including changes in U.S. trade or other policies or those policies of other nations, geopolitical events such as the conflicts in Ukraine and the Middle East, increasing tensions with China and Iran, tensions between the U.S. and Europe related to the sovereignty of Greenland, major political shifts domestically or internationally and continuing supply chain difficulties. In addition, various economic factors, including but not limited to, impacts of changes in tariffs that the United States and other countries have announced or implemented, as well as any additional new tariffs, trade restrictions or export regulations that may be implemented or reversed in the future, inflation and interest rates, may adversely affect the economy of the United States. Economic conditions directly affect the demand for office space, our primary income producing asset. In addition, the broad economic market conditions in the United States are typically affected by numerous other factors, including but not limited to, employment levels, energy prices, uncertainty about government fiscal, monetary, trade and tax policies, changes in currency exchange rates, the regulatory environment and the availability of credit. If interest rates increase, then the interest costs on our unhedged variable rate debt would be adversely affected, which could in turn adversely affect our cash flow, our ability to pay principal and interest on our debt and our ability to make distributions to stockholders. As of December 31, 2025, approximately 50.6% of our total debt constituted unhedged variable rate debt. Increased interest rates could also decrease the amount third parties are willing to pay for our assets and limit our ability to incur new debt or refinance existing debt when it matures. As of the date of this report, the impact of current economic conditions and geopolitical events and the long-term impact of the COVID-19 pandemic are adversely affecting the demand for office space in the United States.

Real Estate Operations

As of December 31, 2025, our real estate portfolio was comprised of 14 owned properties, which we refer to as our owned properties. Our owned properties were approximately 68.9% leased as of December 31, 2025, a decrease from 70.3% leased as of December 31, 2024. The 1.4% decrease in leased space was primarily a result of lease expirations exceeding new executed leases during the year ended December 31, 2025. As of December 31, 2025, we had approximately 1,497,000 square feet of vacancy in our owned properties compared to approximately 1,428,000 square feet of vacancy at December 31, 2024. During the year ended December 31, 2025, we leased approximately 413,000 square feet of office space in our owned properties, of which approximately 320,000 square feet were with existing tenants, at a weighted average term of 5.7 years. On average, tenant improvements for such leases were $23.02 per square foot, lease commissions were $9.24 per square foot and rent concessions were approximately four months of free rent. Average GAAP base rents under such leases were $32.42 per square foot, or 5.7% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2024.

As of December 31, 2025, leases for approximately 7.6% and 10.4% of the square footage in our owned portfolio are scheduled to expire during 2026 and 2027, respectively. As the first quarter of 2026 begins, we believe that:

●	approximately half of our operating properties are stabilized with leased occupancy of 75% or more; and
●	our remaining operating properties are value-add in nature with leased occupancy of less than 75%.

Existing vacancy is being actively marketed to numerous potential tenants. While leasing activity at our properties has continued, we believe that the impact of geopolitical events, current economic conditions and the long-term impact of the COVID-19 pandemic may limit or delay new tenant leasing during at least the first quarter of 2026 and potentially in future periods.

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

Real Estate Acquisition and Investment Activity

During 2025:

●	we continued to explore additional potential real estate investment opportunities.

During 2024:

●	on September 27, 2024, we agreed to extend the maturity date of our loan to Monument Circle that was secured by a mortgage on real estate owned by Monument Circle, which we refer to as the Sponsored REIT Loan, to September 30, 2025.

During 2023:

●	on September 26, 2023, we agreed to extend the maturity date of the Sponsored REIT Loan, to September 30, 2024.

Property Dispositions and Assets Held for Sale

During 2025, we sold an office property located in Indianapolis, Indiana on June 6, 2025, for a gross sale price of $6 million, at a loss of $12.9 million.

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

Results of Operations

The following table shows financial results for the years ended December 31, 2025 and 2024.

	Year ended December 31,
(in thousands)	2025	2024	Change
Revenues:
Rental	$107,162	$120,080	$(12,918)
Other	—	32	(32)
Total revenues	107,162	120,112	(12,950)
Expenses:
Real estate operating expenses	42,040	45,043	(3,003)
Real estate taxes and insurance	18,211	22,716	(4,505)
Depreciation and amortization	42,609	44,774	(2,165)
General and administrative	12,427	13,884	(1,457)
Interest	24,718	26,424	(1,706)
Total expenses	140,005	152,841	(12,836)

Loss on extinguishment of debt	(12)	(1,042)	1,030
Loss on sale of properties and impairment of assets held for sale, net	(12,902)	(20,826)	7,924
Interest income	986	2,090	(1,104)
Loss before taxes	(44,771)	(52,507)	7,736
Tax expense	189	216	(27)
Net loss	$(44,960)	$(52,723)	$7,763

Comparison of the year ended December 31, 2025 to the year ended December 31, 2024

Revenues

Total revenues decreased by $12.9 million to $107.2 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $12.9 million arising primarily from the sale of one property in 2025 and three properties in 2024 and other losses of rental income from lease expirations during the periods presented. These decreases were partially offset by rental income earned from leases commencing after December 31, 2024. Our leased space in our owned properties was 68.9% as of December 31, 2025 and 70.3% as of December 31, 2024.

Expenses

Total expenses decreased by $12.8 million to $140.0 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $7.5 million, which was primarily attributable to the property dispositions noted above.
●	A decrease in depreciation and amortization of approximately $2.2 million, which was primarily attributable to the property dispositions noted above.
●	A decrease in general and administrative expenses of $1.5 million, which was primarily attributable to lower professional fees and public company expenses of $0.9 million and lower personnel costs of $0.6 million during 2025 and higher fees and costs incurred from the loan amendment we entered into on February 21, 2024 during the year ended December 31, 2024.
●	A decrease in interest expense of approximately $1.7 million. The decrease was primarily due to a lower principal amount of debt outstanding during the year ended December 31, 2025 compared to the year ended December 31, 2024 and was partially offset by higher interest rates that went into effect on April 1, 2025 under the loan amendment we entered into on February 21, 2024.

Loss on extinguishment of debt

During the years ended December 31, 2025 and December 31, 2024, we repaid debt and incurred a loss on extinguishment of debt of approximately $12,000 and $1,042,000, respectively, related to unamortized deferred financing costs on the dates of the repayments.

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

During the year ended December 31, 2024, we sold an office property located in Richardson, Texas on January 26, 2024, for a sales price of $35.0 million at a loss of approximately $2.1 million. The property was classified as held for sale as of December 31, 2023, and an impairment loss of $2.1 million was recorded during the year ended December 31, 2023. An additional $5,000 of costs related to the sale were recorded during the three months ended March 31, 2024.

During the year ended December 31, 2024, we entered into an agreement to sell a property in Glen Allen, Virginia for a gross sales price of approximately $31.0 million at an expected loss of $13.2 million, which was recorded as an impairment, and we classified the property as an asset held for sale as of June 30, 2024. The property was sold on July 8, 2024, at the expected loss. During the three months ended September 30, 2024, an additional $0.7 million in costs related to the sale of properties previously sold were recorded.

Interest Income

During the years ended December 31, 2025 and December 31, 2024, we invested disposition proceeds in an interest-bearing account and earned $1.0 million and $2.1 million, respectively, in interest income.

Tax expense on income

Included in income taxes is an estimate of federal income taxes of $31,000 from the sale of Monument Circle and the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which was $189,000 during the year ended December 31, 2025, compared to $216,000 during the year ended December 31, 2024.

Net loss

Net loss for the year ended December 31, 2025 was $45.0 million, compared to a net loss of $52.7 million for the year ended December 31, 2024, for the reasons described above.

The following table shows financial results for the years ended December 31, 2024 and 2023.

	Year ended December 31,
(in thousands)	2024	2023	Change
Revenues:
Rental	$120,080	$145,446	$(25,366)
Other	32	261	(229)
Total revenues	120,112	145,707	(25,595)
Expenses:
Real estate operating expenses	45,043	50,732	(5,689)
Real estate taxes and insurance	22,716	27,200	(4,484)
Depreciation and amortization	44,774	54,738	(9,964)
General and administrative	13,884	14,021	(137)
Interest	26,424	24,318	2,106
Total expenses	152,841	171,009	(18,168)

Loss on extinguishment of debt	(1,042)	(106)	(936)
Gain on consolidation of Sponsored REIT	—	394	(394)
Loss on sale of properties and impairments of assets held for sale, net	(20,826)	(23,384)	2,558
Interest income	2,090	567	1,523
Loss before taxes	(52,507)	(47,831)	(4,676)
Tax expense	216	279	(63)
Net loss	$(52,723)	$(48,110)	$(4,613)

Comparison of the year ended December 31, 2024 to the year ended December 31, 2023

Revenues

Total revenues decreased by $25.6 million to $120.1 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $25.4 million arising primarily from the sale of three properties during 2024 and four properties in 2023 and other losses of rental income from lease expirations during the periods presented. These decreases were partially offset by rental income earned from leases commencing after December 31, 2023. Our leased space in our owned properties and Monument Circle was 67.5% as of December 31, 2024, as compared to 71.5% as of December 31, 2023.
●	A decrease in other income of $0.2 million during 2024 compared to 2023 from a deposit that was forfeited by a potential buyer in 2023 for a property in Atlanta, Georgia that we had under agreement when the transaction was terminated.

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

Gain and loss on sale of properties and impairment of assets held for sale, net

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

Net loss

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

The calculations of FFO are shown in the following table:

	For the year ended December 31,
(in thousands):	2025	2024	2023
Net loss	$(44,960)	$(52,723)	$(48,110)
Gain on consolidation of Sponsored REIT	—	—	(394)
Loss on sale of properties and impairment of asset held for sale, net	12,902	20,826	23,384
Depreciation and amortization	42,609	44,757	54,694
NAREIT FFO	10,551	12,860	29,574
Lease Acquisition costs	456	426	390

Funds From Operations	$11,007	$13,286	$29,964

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

	Net Operating Income (NOI)
		Year	Year
(in thousands)	Rentable	Ended	Ended	Inc	%
Region	Square Feet	31-Dec-25	31-Dec-24	(Dec)	Change
MidWest	758	5,923	5,753	170	3.0%
South	1,908	17,608	18,139	(531)	(2.9)%
West	2,142	22,498	24,135	(1,637)	(6.8)%
Property NOI from the continuing portfolio	4,808	46,029	48,027	(1,998)	(4.2)%
Dispositions, Non-Operating, Development or Redevelopment		(231)	3,135	(3,366)	(6.3)%
Property NOI		$45,798	$51,162	$(5,364)	(10.5)%

Same Store		$46,029	$48,027	$(1,998)	(4.2)%

Less Nonrecurring
Items in NOI (a)		353	764	(411)	0.8%

Comparative
Same Store		$45,676	$47,263	$(1,587)	(3.4)%

	Year	Year
	Ended	Ended
Reconciliation to Net loss	31-Dec-25	31-Dec-24
Net loss	$(44,960)	$(52,723)
Add (deduct):
Loss on extinguishment of debt	12	1,042
Gain on consolidation of Sponsored REIT	—	—
Gain on sale of property	12,902	20,826
Management fee income	(1,422)	(1,713)
Depreciation and amortization	42,609	44,775
Amortization of above/below market leases	-	(18)
General and administrative	12,427	13,884
Interest expense	24,718	26,425
Interest income	(986)	(2,091)
Non-property specific items, net	498	755
Property NOI	$45,798	$51,162
(a)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

Liquidity and Capital Resources

Cash and cash equivalents were $30.6 million and $42.7 million at December 31, 2025 and December 31, 2024, respectively. The decrease of $12.1 million is attributable to $3.7 million provided by operating activities, less $10.3 million used in investing activities less $5.5 million used in financing activities.

On February 26, 2026 (the “Closing Date”), we entered into a Credit Agreement (the “Credit Agreement”) with Alter Domus (US) LLC, as administrative agent, and Silver Oak Capital LLC, an affiliate of TPG Credit (collectively, the lenders from time-to-time party thereto (the “Lenders”). The Credit Agreement provides for a secured credit facility for aggregate principal commitments of up to $320 million, consisting of (i) initial term loans in an aggregate principal amount of $275 million (the “Initial Term Loans”), and (ii) delayed draw term loans available upon the approval of the Lenders after the Closing Date in an aggregate principal amount of up to $45 million (the “Delayed Draw Term Loans” and together with the Initial Term Loans, the “Term Loans”). The Delayed Draw Term Loans may be used, subject to certain conditions, to fund tenant improvements, leasing commissions, building improvements and other uses approved by the Lenders. The Term Loans are not subject to amortization and have an initial stated maturity date of February 26, 2029. The maturity date is subject to potential extension of up to one year at the option of the Company, subject to the satisfaction of certain conditions. We used the proceeds of the Initial Term Loans on the Closing Date to refinance and retire all outstanding indebtedness under the BMO Term Loan, BofA Term Loan and the Senior Notes (each as defined below). See Note 12, Subsequent Events, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information on the Credit Agreement.

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

Operating Activities

Cash provided by our operating activities for the year ended December 31, 2025 of $3.7 million was primarily attributable to a net loss of $45.0 million excluding $12.9 million from a loss on the sale of a property, plus the add-back of $45.7 million of non-cash expenses, less a decrease in accounts payable and accrued compensation of $4.6 million, less an increase in payment of deferred leasing commissions of $4.2 million, less an increase in lease acquisition costs of $1.2 million, less a decrease in prepaid expenses of $0.7 million and plus a decrease in tenant receivables of $0.8 million.

Investing Activities

Cash used in investing activities for the year ended December 31, 2025 of $10.3 million was primarily attributable to capital expenditures and office equipment investments of approximately $16.4 million, which was partially offset by proceeds from the disposition of one property of $6.1 million.

Financing Activities

Cash used in financing activities for the year ended December 31, 2025 of $5.5 million is primarily attributable to payment of distributions to stockholders of $4.1 million and the repayment of $1.4 million of our debt.

Liquidity beyond the next 12 months

As of March 5, 2026, we had aggregate outstanding indebtedness of $275 million. Our ability to generate cash adequate to satisfy our debt obligations as they mature and meet our operating needs is dependent primarily on income from real estate investments, the sale of real estate investments, leveraging of real estate investments, proceeds from public offerings of stock, private placement of debt and access to the capital markets. The acquisition of new properties, the payment of expenses related to real estate operations, capital improvement expenses, debt service payments, general and administrative expenses, and distribution requirements place demands on our liquidity.

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

We have used a variety of sources to fund our cash needs in addition to our free cash flow generated from our investments in real estate. We have considered raising capital through public offerings or At The Market (ATM) programs of our common stock. We believe these sources of funds will provide sufficient funds to adequately meet our obligations beyond the next twelve months.

BMO Term Loan

As of December 31, 2025, we had a term loan borrowing in the aggregate principal amount of approximately $70.7 million, which we refer to as the BMO Term Loan, with Bank of Montreal, as administrative agent, and the other lending institutions party thereto, which would have matured on April 1, 2026. The BMO Term Loan was subject to the terms of the Second Amended and Restated Credit Agreement dated September 27, 2018, which we refer to as the Original BMO Credit Agreement, as amended by the First Amendment to Second Amended and Restated Credit Agreement dated February 10, 2023, which we refer to as the BMO First Amendment, and the Second Amendment to Second Amended and Restated Credit Agreement dated February 21, 2024, which we refer to as the BMO Second Amendment. We refer to the Original BMO Credit Agreement, as amended by the BMO First Amendment and the BMO Second Amendment, as the BMO Credit Agreement.

As of December 31, 2024, the interest rate on the BMO Term Loan was 8.00% per annum. The weighted average variable interest rate on all amounts outstanding under the BMO Term Loan was 8.34% for the year ended December 31, 2024. Effective April 1, 2025, the interest rate on the BMO Term Loan increased from 8.00% per annum to 9.00% per annum. As of December 31, 2025, the interest rate on the BMO Term Loan was 9.00% per annum. The weighted average variable interest rate on all amounts outstanding under the BMO Term Loan was 8.75% for the year ended December 31, 2025.

The BMO Credit Agreement contained customary affirmative and negative covenants for credit facilities of this type. The BMO Credit Agreement also contained financial covenants that required us to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. We were in compliance with the BMO Term Loan financial covenants as of December 31, 2025. The BMO Credit Agreement also provided for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control (as defined in the BMO Credit Agreement).

BofA Term Loan

As of December 31, 2025, we had a term loan borrowing in the amount of approximately $55.3 million, which we refer to as the BofA Term Loan, with Bank of America, N.A. as administrative agent, and other lending institutions party thereto, which would have matured on April 1, 2026. The BofA Term Loan was subject to the terms of the Credit Agreement dated January 10, 2022, which we refer to as the Original BofA Credit Agreement, as amended by the First Amendment to Credit Agreement dated February 10, 2023, which we refer to as the BofA First Amendment, and the Second Amendment to Credit Agreement dated February 21, 2024, which we refer to as the BofA Second Amendment. We refer to the Original BofA Credit Agreement, as amended by the BofA First Amendment and the BofA Second Amendment, as the BofA Credit Agreement.

As of December 31, 2024, the interest rate on the BofA Term Loan was 8.00% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Term Loan was approximately 8.34% per annum for the year ended December 31, 2024. Effective April 1, 2025, the interest rate on the BofA Term Loan increased from 8.00% per annum to 9.00% per annum. As of December 31, 2025, the interest rate on the BofA Term

Loan was 9.00% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Term Loan was 8.75% for the year ended December 31, 2025.

The BofA Credit Agreement contained customary affirmative and negative covenants for credit facilities of this type. The BofA Credit Agreement also contained financial covenants that required us to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. We were in compliance with the BofA Term Loan financial covenants as of December 31, 2025. The BofA Credit Agreement also provided for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with the provisions of the BofA Credit Agreement, certain cross defaults and a change in control (as defined in the BofA Credit Agreement).

Senior Notes

As of December 31, 2025, we had senior notes in the aggregate principal amount of approximately $122.9 million, which we refer to as the Senior Notes, which would have matured on April 1, 2026. The Senior Notes consisted of (i) Series A Senior Notes due April 1, 2026 in an aggregate principal amount of approximately $71.3 million, which we refer to as the Series A Notes, and (ii) Series B Senior Notes due April 1, 2026 in the aggregate principal amount of approximately $51.6 million, which we refer to as the Series B Notes. The Notes were subject to the terms of the Note Purchase Agreement dated October 24, 2017, which we refer to as the Original Note Purchase Agreement, as amended by the First Amendment to Note Purchase Agreement dated February 21, 2024. We refer to the Original Note Purchase Agreement, as amended by the NPA First Amendment, as the Note Purchase Agreement.

Effective April 1, 2025, the interest rates on both the Series A Notes and the Series B Notes permanently increased from 8.00% per annum to 9.00% per annum. As of December 31, 2025 and December 31, 2024, the interest rate on both the Series A Notes and the Series B Notes was 9.00% per annum and 8.00% per annum, respectively.

The Note Purchase Agreement contained customary affirmative and negative covenants. The Note Purchase Agreement also contained financial covenants that required us to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. We were in compliance with the Note Purchase Agreement financial covenants as of December 31, 2025.

Equity Offering

From time to time, we may issue debt securities, common stock, preferred stock or depository shares under a registration statement to fund the acquisition of additional properties, to pay down any existing debt financing and for other corporate purposes.

Contingencies

On March 9, 2026, the Company received an e-mail message from Iman Hossini, who purports to be a shareholder of the Company, demanding that the Board of Directors investigate alleged breaches of the fiduciary duty of due care and waste of corporate assets by George J. Carter, Chairman of the Board and Chief Executive Officer of the Company, Jeffrey B. Carter, President and Chief Investment Officer of the Company, and John G. Demeritt Executive Vice President and Chief Financial Officer of the Company, in connection with the Company entering into the Credit Agreement. At this time, the Company cannot predict the outcome or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Other Considerations

We generally pay the ordinary annual operating expenses of our owned properties and Monument Circle from the rental revenue generated by the properties. For the three months and year ended December 31, 2025 and 2024, respectively, the rental income exceeded the expenses for each individual property, with the exception of Monument Circle for the year ended December 31, 2025 and for the three months and year ended December 31, 2024. Monument Circle sold its property on June 6, 2025. Monument Circle had approximately $132,000 of rental income and $435,000 of operating expenses for the year ended December 31, 2025. Monument Circle had approximately $85,000 and $302,000 of rental income, and $263,000 and $1,095,000 of operating expenses, for the three months and year ended December 31, 2024, respectively.

Rental Income Commitments

Our commercial real estate operations include the leasing of office buildings subject to leases with terms greater than one year. The leases thereon expire at various dates through 2042. Approximate undiscounted cash flows of rental income from non-cancelable operating leases as of December 31, 2025 is:

Year ending
(in thousands)	December 31,
2026	$68,480
2027	60,214
2028	55,237
2029	46,683
2030	36,019
Thereafter (2031-2042)	99,271
$365,904

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2025:

	Payment due by period
Contractual	(in thousands)
Obligations	Total	2026	2027	2028	2029	2030	Thereafter
BofA Term Loan (1)(2)	$56,556	$56,556	$—	$—	$—	$—	$—
BMO Term Loan Tranche B (1)(2)	72,266	72,266	—	—	—	—	—
Series A Notes (1)(2)	72,895	72,895	—	—	—	—	—
Series B Notes (1)(2)	52,786	52,786	—	—	—	—	—
Operating Lease	327	327	—	—	—	—	—
Total	$254,830	$254,830	$—	$—	$—	$—	$—
(1)	Amounts include principal and interest payments.
(2)	This table does not reflect the use of the proceeds of the Initial Term Loans under the Credit Agreement to refinance and retire all of the debt obligations presented in this table on February 26, 2026.

The operating lease in the table above consists of our lease of corporate office space, which commenced September 1, 2010, and was amended on October 25, 2016 and on February 7, 2024. The amended lease expires on September 30, 2026. The lease includes a base annual rent and additional rent for our share of taxes and operating costs.

Off-Balance Sheet Arrangements

Investments in Sponsored REITs

As of December 31, 2024 and 2023, we held a common stock interest in one Sponsored REIT, Monument Circle, which was fully syndicated and in which we did not share economic benefit or risk. As a common stockholder, we had no rights to the Sponsored REIT’s earnings or any related cash distributions. However, upon liquidation of the

Sponsored REIT, we were entitled to our percentage interest as a common stockholder in any proceeds remaining after the preferred stockholders recovered their investment. Our common stock percentage interest in the sponsored REIT was less than 1%. Monument Circle and the corporation that had been its sole member were dissolved on December 9, 2025.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Market Rate Risk

Prior to our entering into the Credit Agreement and repaying all outstanding indebtedness under the BofA Term Loan and BMO Term Loan, we were exposed to changes in interest rates primarily from our floating rate borrowing arrangements. As of December 31, 2025 and December 31, 2024, if market rates on our outstanding borrowings under the BofA Term Loan, subject to a floating rate increased by 10% at maturity, or approximately 90 and 80 basis points, respectively, over the current variable rate, the increase in interest expense would have decreased future earnings and cash flows by approximately $0.5 million and $0.4 million, respectively. The interest rate on the BofA Term Loan as of December 31, 2025 and December 31, 2024, was SOFR plus an adjustment of 0.11448% plus 300 basis points and 400 basis points, respectively, or 9.00% and 8.00% per annum, respectively. There was $55.3 million and $55.6 million outstanding on the BofA Term Loan as of December 31, 2025 and December 31, 2024, respectively. We do not believe that the interest rate risk on the BofA Term Loan was material as of December 31, 2025.

As of December 31, 2025, if market rates on our outstanding borrowings under the BMO Term Loan were subject to a floating rate increased by 10% at maturity, or approximately 90 basis points over the current variable rate, the increase in interest expense would have decreased future earnings and cash flows by approximately $0.6 million. The interest rate on the BMO Term Loan as of December 31, 2025 was SOFR plus an adjustment of 0.11448% plus 400 basis points, or 9.00% per annum. We do not believe that the interest rate risk on the BMO Term Loan was material as of December 31, 2025.

The following table presents, as of December 31, 2025, our contractual variable rate borrowings under our BofA Term Loan, which would have matured on April 1, 2026, and under our BMO Term Loan Tranche B, which would have matured on April 1, 2026. On February 26, 2026, we entered into the Credit Agreement, which provides for the Initial Term Loans in an aggregate principal amount of $275 million. We used the net proceeds of the Initial Term Loans to refinance and retire all outstanding indebtedness under the BMO Term Loan and the BofA Term Loan. See Note 12, Subsequent Events, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information on the Credit Agreement.

	Payment due by period
	(in thousands)
	Total	2026	2027	2028	2029	2030	Thereafter
BofA Term Loan	$55,315	$55,315	$—	$—	$—	$—	$—
BMO Term Loan Tranche B	70,680	70,680	—	—	—	—	—
Total	$125,995	$125,995	$—	$—	$—	$—	$—

Item 8.Financial Statements and Supplementary Data

The information required by this item is included in the financial pages following the Exhibit Index herein and incorporated herein by reference. Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 framework.

Based on our assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2025. Please see page F-3.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2025.

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

3.	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Articles of Incorporation, as amended.

3.2 (2)	Amended and Restated By-laws.

4.1 (3)	Description of Securities Registered Under Section 12 of the Exchange Act.

10.1+ (4)	2002 Stock Incentive Plan of FSP Corp.

10.2 (5)	Credit Agreement, dated February 26, 2026, among FSP Corp., Alter Domus (US) LLC and the lenders party thereto

10.3 +(6)	Form of Retention Agreement.

10.4 +(7)	Change in Control Discretionary Plan.

10.5 (8)

Cooperation Agreement, dated as of November 27, 2024, by and among FSP Corp., Converium Capital Inc., Converium Capital Master Fund LP, Converium PGEQ Multi-Strategy Fund L.P., Erez REIT Opportunities LP and Erez Asset Management LLC.

10.6 (9)	Letter Agreement, dated October 15, 2025, by and among FSP Corp., Converium Capital Inc., Converium Capital Master Fund LP and Converium PGEQ Multi-Strategy Fund L.P.

19.1 (10)	Insider Trading Policy.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97+(11)	Compensation Recovery Policy.

101*

The following materials from FSP Corp.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Other Comprehensive Income; and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)	Incorporated by reference to Exhibit 3.1 to FSP Corp.’s Quarterly Report on Form 10-Q filed on July 30, 2019 (File No. 001-32470).

(2)	Incorporated by reference to Exhibit 3.1 to FSP Corp.’s Current Report on Form 8-K, filed on February 3, 2023 (File No. 001-32470).
(3)	Incorporated by reference to Exhibit 4.1 to FSP Corp.’s Annual Report on Form 10-K, filed on February 15, 2022 (File No. 001-32470).
(4)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Annual Report on Form 10-K, filed on March 29, 2002 (File No. 001-32470).
(5)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on March 4, 2026 (File No. 001-32470).
(6)	Incorporated by reference to Exhibit 10.5 to FSP Corp.’s Annual Report on Form 10-K, filed on February 24, 2006 (File No. 001-32470).
(7)	Incorporated by reference to Exhibit 99.2 to FSP Corp.’s Current Report on Form 8-K, filed on February 8, 2006 (File No. 001-32470).
(8)	Incorporated by reference to Exhibit 10.1 to FSP Corp.’s Current Report on Form 8-K, filed on November 27, 2024 (File No. 001-32470).
(9)	Incorporated by reference to Exhibit 10.2 to FSP Corp.’s Current Report on Form 8-K, filed on October 15, 2025 (File No. 001-32470).
(10)	Incorporated by reference to Exhibit 19.1 to FSP Corp.’s Annual Report on Form 10-K, filed on February 11, 2025 (File No. 001-32470)
(11)	Incorporated by reference to Exhibit 97 to FSP Corp.’s Annual Report on Form 10-K, filed on February 26, 2024 (File No. 001-32470).
+	Management contract or compensatory plan or arrangement filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
*	Filed herewith.

Item 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 9, 2026 by the undersigned, thereunto duly authorized.

FRANKLIN STREET PROPERTIES CORP.

By:	/s/ George J. Carter
George J. Carter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2026
George J. Carter

/s/ John G. Demeritt	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2026
John G. Demeritt

/s/ John N. Burke	Director	March 9, 2026
John N. Burke

/s/ Dennis J. McGillicuddy	Director	March 9, 2026
Dennis J. McGillicuddy

/s/ Georgia Murray	Director	March 9, 2026
Georgia Murray

/s/ Jennifer Bitterman	Director	March 9, 2026
Jennifer Bitterman

/s/ Milton P. Wilkins Jr.	Director	March 9, 2026
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Franklin Street Properties Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Franklin Street Properties Corp.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Franklin Street Properties Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025 and the related notes and financial statement schedules listed in the index at Item 15(a)(2) and our report dated March 9, 2026 expressed an unqualified opinion thereon.

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

March 9, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Franklin Street Properties Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Street Properties Corp. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025 and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 9, 2026 expressed an unqualified opinion thereon.

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

Impairment assessment of real estate assets

Description of the Matter

The Company’s real estate assets, net totaled $794 million as of December 31, 2025. As described in Note 2 to the consolidated financial statements, the Company reviews its properties to determine if their carrying amounts will be recovered from future operating cash flows when indicators of impairment are identified.

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

Boston, Massachusetts
March 9, 2026

Franklin Street Properties Corp.

Consolidated Balance Sheets

	December 31,
(in thousands)	2025	2024

Assets:
Real estate assets:
Land (amounts related to variable interest entities ("VIEs") of $6,416 at December 31, 2024)	$98,883	$105,298
Buildings and improvements (amounts related to VIEs of $13,279 at December 31, 2024)	1,091,728	1,096,265
Fixtures and equipment	11,572	11,053
	1,202,183	1,212,616
Less accumulated depreciation (amounts related to VIEs of $682 at December 31, 2024)	408,461	377,708
Real estate assets, net (amounts related to VIEs of $19,013 at December 31, 2024)	793,722	834,908

Acquired real estate leases, less accumulated amortization of $14,648 and $13,613, respectively (amounts related to VIEs of $67 less accumulated amortization of $35 at December 31, 2024)	2,490	4,205
Cash, cash equivalents and restricted cash (amounts related to VIEs of $1,314 at December 31, 2024)	30,571	42,683
Tenant rent receivables	471	1,283
Straight-line rent receivable	38,744	37,727
Prepaid expenses and other assets	4,080	3,114
Office computers and furniture, net of accumulated depreciation of $1,047 and $1,073, respectively	136	70
Deferred leasing commissions, net of accumulated amortization of $14,571 and $14,195, respectively	22,670	22,941

Total assets	$892,884	$946,931

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2025	2024

Liabilities and Stockholders’ Equity:
Liabilities:
Term loans payable, less unamortized financing costs of $441 and $2,220, respectively	$125,555	$124,491
Series A & Series B Senior Notes, less unamortized financing costs of $236 and $1,191, respectively	122,686	122,430
Accounts payable and accrued expenses (amounts related to VIEs of $534 at December 31, 2024)	28,724	34,067
Accrued compensation	2,394	3,097
Tenant security deposits	6,198	6,237
Lease liability	316	707
Acquired unfavorable real estate leases, less accumulated amortization of $56 and $89, respectively	34	45

Total liabilities	285,907	291,074

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 103,690,340 and 103,566,715 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,335,586	1,335,361
Distributions in excess of accumulated earnings	(728,619)	(679,514)

Total stockholders’ equity	606,977	655,857

Total liabilities and stockholders’ equity	$892,884	$946,931

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Operations

	For the Year Ended
	December 31,
(in thousands, except per share amounts)	2025	2024	2023

Revenues:
Rental	$107,162	$120,080	$145,446
Other	—	32	261
Total revenues	107,162	120,112	145,707
Expenses:
Real estate operating expenses	42,040	45,043	50,732
Real estate taxes and insurance	18,211	22,716	27,200
Depreciation and amortization	42,609	44,774	54,738
General and administrative	12,427	13,884	14,021
Interest	24,718	26,424	24,318
Total expenses	140,005	152,841	171,009

Loss on extinguishment of debt	(12)	(1,042)	(106)
Gain on consolidation of Sponsored REIT	—	—	394
Loss on sale of properties and impairment of assets held for sale, net	(12,902)	(20,826)	(23,384)
Interest income	986	2,090	567
Loss before taxes	(44,771)	(52,507)	(47,831)
Tax expense	189	216	279

Net loss	$(44,960)	$(52,723)	$(48,110)

Weighted average number of shares outstanding, basic and diluted	103,640	103,510	103,357

Net loss per share, basic and diluted	$(0.43)	$(0.51)	$(0.47)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Comprehensive Income (Loss)

	For the
	Year Ended
	December 31,
(in thousands)	2025	2024	2023

Net loss	$(44,960)	$(52,723)	$(48,110)

Other comprehensive loss:
Unrealized gain on derivative financial instruments	—	—	177
Reclassification from accumulated other comprehensive income into interest expense	—	(355)	(4,180)

Total other comprehensive loss	—	(355)	(4,003)

Comprehensive loss	$(44,960)	$(53,078)	$(52,113)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2022	103,236	$10	$1,334,776	$4,358	$(570,408)	$768,736
Comprehensive income	—	—	—	(4,003)	(48,110)	(52,113)
Shares issued for:
Equity-based compensation	194	—	315	—	—	315
Distributions	—	—	—	—	(4,133)	(4,133)
Balance, December 31, 2023	103,430	10	1,335,091	355	(622,651)	712,805
Comprehensive loss	—	—	—	(355)	(52,723)	(53,078)
Shares issued for:
Equity-based compensation	137	—	270	—	—	270
Distributions	—	—	—	—	(4,140)	(4,140)
Balance, December 31, 2024	103,567	10	1,335,361	—	(679,514)	655,857
Comprehensive loss	—	—	—	—	(44,960)	(44,960)
Shares issued for:
Equity-based compensation	123	—	225	—	—	225
Distributions	—	—	—	—	(4,145)	(4,145)
Balance, December 31, 2025	103,690	$10	$1,335,586	$—	$(728,619)	$606,977

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net loss	$(44,960)	$(52,723)	$(48,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	45,330	47,742	57,240
Amortization of above and below market leases	—	(17)	(44)
Shares issued as compensation	225	270	315
Amortization of other comprehensive income into interest expense	—	(355)	(3,851)
Loss on extinguishment of debt	12	1,042	106
Gain on consolidation of Sponsored REIT	—	—	(394)
Loss on sale of properties and impairment of assets held for sale, net	12,902	20,826	23,384
Changes in operating assets and liabilities:
Tenant rent receivables	812	908	10
Straight-line rents	147	1,970	625
Lease acquisition costs	(1,171)	(666)	(2,007)
Prepaid expenses and other assets	(593)	355	382
Accounts payable and accrued expenses	(3,982)	(3,708)	(2,709)
Accrued compensation	(703)	(547)	—
Tenant security deposits	(39)	33	494
Payment of deferred leasing commissions	(4,227)	(6,143)	(7,575)
Net cash provided by operating activities	3,753	8,987	17,866
Cash flows from investing activities:
Property improvements, fixtures and equipment	(16,415)	(25,213)	(31,637)
Consolidation of Sponsored REIT	—	—	3,048
Proceeds received from sales of properties	6,109	95,497	142,225
Net cash provided by (used in) investing activities	(10,306)	70,284	113,636
Cash flows from financing activities:
Distributions to stockholders	(4,145)	(4,140)	(4,133)
Proceeds received from termination of interest rate swap	—	—	4,206
Borrowings under Bank note payable	—	—	77,000
Repayments of Bank note payable	—	(22,667)	(35,000)
Repayments of Term loans payable	(716)	(55,622)	(50,000)
Repayments of Series A&B Senior Notes	(698)	(76,379)	—
Deferred financing costs	—	(5,660)	(2,327)
Net cash used in financing activities	(5,559)	(164,468)	(10,254)
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,112)	(85,197)	121,248
Cash, cash equivalents and restricted cash, beginning of year	42,683	127,880	6,632
Cash, cash equivalents and restricted cash, end of period	$30,571	$42,683	$127,880

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2025	2024	2023

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$21,942	$24,068	$25,740
Taxes on income	$235	$385	$339
Non-cash investing and financing activities:
Accrued costs for purchase of real estate assets	$763	$2,888	$7,566
Investment in related party mortgage loan receivable converted to real estate assets and acquired real estate leases in conjunction with variable interest entity consolidation	$—	$—	$20,000

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

As of December 31, 2025, the Company owned and operated a portfolio of real estate consisting of 14 operating properties. The Company may pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, for geographic, property specific reasons or for other general corporate purposes.

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

As of January 1, 2023, the Company’s relationship with FSP Monument Circle LLC, which corporation was organized to operate as a real estate investment trust (“Monument Circle” or the “Sponsored REIT”) was considered a VIE and the Company became the primary beneficiary. Upon this reconsideration event, the entity was included within the Company’s consolidated financial statements and all intercompany accounts and transactions were eliminated in consolidation. A gain on consolidation of approximately $0.4 million was recognized in the three months ended March 31, 2023. Cash and cash equivalents of $3 million held by Monument Circle was included in the Company’s cash and cash equivalents upon consolidation and is reflected as “Consolidation of Sponsored REIT” in the consolidated statement of cash flows. The cash and cash equivalents held by Monument Circle were unable to be utilized for the Company’s operational purposes. The creditors of Monument Circle’s trade payables did not have any recourse against the Company. The property held by Monument Circle was sold on June 6, 2025, and Monument Circle and the corporation that had been its sole member were dissolved on December 9, 2025.

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

The Company reviews its properties to determine if their carrying amounts will be recovered from future operating cash flows if certain indicators of impairment are identified at those properties. These indicators may include lower or declining tenant occupancy, weak or declining tenant profitability, cash flows or liquidity, the Company’s decision to dispose of an asset before the end of its estimated useful life or legislative, economic, or market changes that permanently reduce the value of the Company’s investment. If indicators of impairment are present, the Company evaluates the carrying value of the property by comparing it to its expected future undiscounted cash flow. A property’s value is impaired only if management’s estimate of future undiscounted cash flows to be generated by the property over its estimated holding period is less than the carrying value of the property. If there are different potential outcomes for a property, the Company will take a probability weighted approach to estimating future cash flows. If the Company determines that impairment has occurred, the affected assets are reduced to their fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates, capital requirements, estimated holding periods and outcome probabilities that could differ materially from actual results in future periods. Since cash flows are considered on an undiscounted basis in the analysis that the Company conducts to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized. The Company did not recognize any impairment losses on any assets classified as held and used for the years ended December 31, 2025, 2024 and 2023.

Acquired Real Estate Leases and Amortization

Acquired real estate leases represent costs associated with acquiring an in-place lease (i.e., the market cost to execute a similar lease, including leasing commission, tenant improvements, legal, vacancy and other related costs) and the value relating to leases with rents above the market rate. Amortization is computed using the straight-line method over the term of the leases, which range from 53 months to 152 months. Amortization of these combined components was approximately $1.7 million, $2.5 million and $3.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Amortization related to costs associated with acquiring an in-place lease is included in depreciation and amortization on the consolidated statements of income. Amortization related to leases with rents above the market rate is offset against the rental revenue in the consolidated statements of income. The estimated annual amortization expense for the five years and thereafter following December 31, 2025 is as follows:

(in thousands)	December 31,
2026	$1,631
2027	391
2028	302
2029	127
2030	27
2031 and thereafter	12

Acquired Unfavorable Real Estate Leases and Amortization

Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate. Amortization is computed using the straight-line method over the term of the leases, which range from 101 months to 151 months. Amortization expense was approximately $10,000, $0.1 million and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Amortization related to leases with rents below the market rate is included with rental revenue in the consolidated statements of income. The estimated annual amortization for the five years and thereafter following December 31, 2025 is as follows:

(in thousands)	December 31,
2026	$8
2027	7
2028	6
2029	6
2030	6
2031 and thereafter	1

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

	December 31,	December 31,
(in thousands)	2025	2024
Cash and cash equivalents (1)	$30,571	$41,121
Restricted cash	—	1,562
Total cash, cash equivalents and restricted cash	$30,571	$42,683

(1) Includes $0 and $1,314 at December 31, 2025 and 2024, respectively, pertaining to Monument Circle, which the Company is unable to utilize for its own operational purposes.

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

Straight-line Rent Receivable

Certain leases provide for fixed rent increases over the term of the lease. Rental revenue is recognized on a straight-line basis over the related lease term; however, billings by the Company are based on the lease agreements. Straight-line rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, was $38.7 million, $37.7 million and $40.4 million at December 31, 2025, 2024 and 2023, respectively.

Deferred Leasing Commissions

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Amortization expense was approximately $4.5 million, $4.5 million and $5.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The estimated annual amortization for the five years and thereafter following December 31, 2025 is as follows:

(in thousands)	December 31,
2026	$4,263
2027	3,818
2028	3,385
2029	2,834
2030	2,158
2031 and thereafter	6,212

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

	Year Ended
	December 31,
(in thousands)	2025	2024	2023
Income from leases	$75,717	$86,563	$103,716
Reimbursable expenses	31,592	35,469	42,311
Straight-line rent adjustment	(147)	(1,970)	(626)
Amortization of favorable and unfavorable leases	—	18	45
	$107,162	$120,080	$145,446

Related Party and Other Revenue - Property and asset management fees and other income are recognized when the related services are performed and the earnings process is complete.

Segment Reporting

The Company is a REIT focused on real estate investments primarily in the office market and currently operates in only one segment: real estate operations.

Income Taxes

Taxes on income for the years ended December 31, 2025, 2024 and 2023 represent taxes incurred by FSP Protective TRS Corp, which is a taxable REIT subsidiary, and the State of Texas franchise tax applicable to FSP Corp., which is classified as an income tax for reporting purposes.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at

December 31, 2025, 2024 and 2023. The denominator used for calculating basic and diluted net income per share was 103,640,000, 103,510,000 and 103,357,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

These inputs (See Notes 2 and 10) were considered and applied to the Company’s Sponsored REIT purchase price allocation. Level 3 inputs were used to value assets acquired in the consolidation of the Sponsored REIT.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires public entities to disclose significant segment expense and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance in ASU 2023-07 is applied retrospectively to all periods presented in the financial statements and is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 on January 1, 2024, which did not have a material impact on the consolidated financial statements.

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

3.   Related Party Transactions and Investments in Non-Consolidated Entities

Investment in Sponsored REITs

The Company held a common stock interest in the Sponsored REIT on each of December 31, 2024 and 2023. The property held by Monument Circle was sold on June 6, 2025, and Monument Circle and the corporation that had been its sole member were dissolved on December 9, 2025

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents, and the applicable contracts are cancellable with 30 days notice. The Company did not recognize asset management fee income from non-consolidated entities for each of the years ended December 31, 2025, 2024 and 2023.

The Company did not recognize income or fees from the Sponsored REIT Loan for each of the years ended December 31, 2025, 2024 and 2023.

On October 29, 2021, the Company agreed to amend and restate the then existing Sponsored REIT Loan to extend the maturity date from December 6, 2022 to June 30, 2023 and to advance an additional $3.0 million tranche of indebtedness to Monument Circle with the same June 30, 2023 maturity date, effectively increasing the aggregate principal amount of the Sponsored REIT Loan from $21 million to $24 million. In addition, the Company agreed to defer all principal and interest payments due under the Sponsored REIT Loan until the maturity date. As part of its consideration for agreeing to amend and restate the Sponsored REIT Loan, the Company obtained from the stockholders of the parent of Monument Circle the right to vote their shares in favor of any sale of the property owned by Monument Circle any time on or after

January 1, 2023. There were no commitments to lend additional funds to the Sponsored REIT. On June 26, 2023, the Sponsored REIT Loan maturity was extended to September 30, 2023. On September 26, 2023, the Sponsored REIT Loan maturity was further extended to September 30, 2024. On September 27, 2024, the Sponsored REIT Loan maturity was further extended to September 30, 2025. The Sponsored REIT Loan was extinguished on June 6, 2025, when the property securing the loan was sold. More information on the sale is included in Note 10, “Disposition of Properties and Assets Held for Sale” in these Consolidated Financial Statements.

The Company recorded a $4.2 million decrease in its provision for credit losses during the year ended December 31, 2023. The change in the allowance for credit losses during the year ended December 31, 2023 was due to the consolidation of Monument Circle. The following table presents a roll-forward of the Company’s allowance for credit losses.

	For the Year Ended December 31,
(In thousands)	2025	2024	2023

Beginning allowance for credit losses	$—	$—	$(4,237)
Additional increases to the allowance for credit losses	—	—	—
Reductions to the allowance for credit losses	—	—	4,237
Ending allowance for credit losses	$—	$—	$—

4.   Bank Note Payable, Term Note Payable and Private Placements

On February 26, 2026, the Company entered into a Credit Agreement with Alter Domus (US) LLC, as administrative agent, and the lenders from time-to-time party thereto, which provides for initial term loans in an aggregate principal amount of $275 million. The Company used the net proceeds of such initial term loans to refinance and retire all outstanding indebtedness under the BMO Term Loan, BofA Term Loan and the Senior Notes (each as defined below). See Note 12, Subsequent Events, of these Notes to Consolidated Financial Statements for further information on the Credit Agreement.

BMO Term Loan

As of December 31, 2025, the Company had a term loan borrowing in the aggregate principal amount of approximately $70.7 million (the “BMO Term Loan”) with Bank of Montreal, as administrative agent, and the other lending institutions party thereto, which would have matured on April 1, 2026. The BMO Term Loan was subject to the terms of the Second Amended and Restated Credit Agreement dated September 27, 2018 (the “Original BMO Credit Agreement”), as amended by the First Amendment to Second Amended and Restated Credit Agreement dated February 10, 2023 (the “BMO First Amendment”) and the Second Amendment to Second Amended and Restated Credit Agreement dated February 21, 2024 (the “BMO Second Amendment The Original BMO Credit Agreement, as amended by the BMO First Amendment and the BMO Second Amendment, is referred to as the “BMO Credit Agreement”.

As of December 31, 2024, the interest rate on the BMO Term Loan was 8.00% per annum. The weighted average variable interest rate on all amounts outstanding under the BMO Term Loan was 8.34% for the year ended December 31, 2024. Effective April 1, 2025, the interest rate on the BMO Term Loan increased from 8.00% per annum to 9.00% per annum. As of December 31, 2025, the interest rate on the BMO Term Loan was 9.00% per annum. The weighted average variable interest rate on all amounts outstanding under the BMO Term Loan was 8.75% for the year ended December 31, 2025.

The BMO Credit Agreement contained customary affirmative and negative covenants for credit facilities of this type. The BMO Credit Agreement also contained financial covenants that required the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The Company was in compliance with the BMO Term Loan financial covenants as of December 31, 2025.

The BMO Credit Agreement provided for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, certain cross defaults and a change in control of the Company (as defined in the BMO Credit Agreement).

BofA Term Loan

As of December 31, 2025, the Company had a term loan borrowing in the aggregate principal amount of approximately $55.3 million (the “BofA Term Loan”) with Bank of America, N.A. as administrative agent, and other lending institutions party thereto, which would have matured on April 1, 2026. The BofA Term Loan was subject to the terms of the Credit Agreement dated January 10, 2022, as amended by the First Amendment to Credit Agreement dated February 10, 2023 (the “BofA First Amendment”) and the Second Amendment to Credit Agreement dated February 21, 2024 (the “BofA Second Amendment”). The Original BofA Credit Agreement, as amended by the BofA First Amendment and the BofA Second Amendment, is referred to as the “BofA Credit Agreement”.

As of December 31, 2024, the interest rate on the BofA Term Loan was 8.00% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Term Loan for the year ended December 31, 2024 was approximately 8.34% per annum. Effective April 1, 2025, the interest rate on the BofA Term Loan increased from 8.00% per annum to 9.00% per annum. As of December 31, 2025, the interest rate on the BofA Term Loan was 9.00% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Term Loan was 8.75% for the year ended December 31, 2025.

The BofA Credit Agreement contained customary affirmative and negative covenants for credit facilities of this type. The BofA Credit Agreement also contained financial covenants that required the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The Company was in compliance with the BofA Term Loan financial covenants as of December 31, 2025.

The BofA Credit Agreement provided for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with the provisions of the BofA Credit Agreement, certain cross defaults and a change in control of the Company (as defined in the BofA Credit Agreement).

Senior Notes

As of December 31, 2025, the Company had senior notes in the aggregate principal amount of approximately $122.9 million (the “Senior Notes”) that mature on April 1, 2026. The Senior Notes consisted of (i) Series A Senior Notes due April 1, 2026 in an aggregate principal amount of approximately $71.3 million (the “Series A Notes”) and (ii) Series B Senior Notes due April 1, 2026 in the aggregate principal amount of approximately $51.6 million (the “Series B Notes”). The Senior Notes were subject to the terms of the Note Purchase Agreement dated October 24, 2017 (the “Original Note Purchase Agreement”), as amended by the First Amendment to Note Purchase Agreement dated February 21, 2024 (the “NPA First Amendment”). The Original Note Purchase Agreement, as amended by the NPA First Amendment, is referred to as the “Note Purchase Agreement”.

Effective April 1, 2025, the interest rates on both the Series A Notes and the Series B Notes permanently increased from 8.00% per annum to 9.00% per annum. As of December 31, 2025 and December 31, 2024, the interest rate on both the Series A Notes and the Series B Notes was 9.00% per annum and 8.00% per annum, respectively.

The Note Purchase Agreement contained customary affirmative and negative covenants The Note Purchase Agreement also contained financial covenants that required the Company to maintain a minimum tangible net worth, a maximum leverage ratio, a maximum secured leverage ratio, a maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, and minimum unsecured interest coverage. The Company was in compliance with the Note Purchase Agreement financial covenants as of December 31, 2025.

The Note Purchase Agreement contained customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events.

5.   Financial Instruments: Derivatives and Hedging

On February 20, 2019, the Company entered into interest rate swap transactions that fixed the interest rate for the period beginning August 26, 2020 and ending January 31, 2024 on the BMO Term Loan (the “2019 BMO Interest Rate Swap”). The variable rates that were fixed under the 2019 BMO Interest Rate Swap is described in Note 3. On February 8, 2023, the Company terminated the 2019 BMO Interest Rate Swap applicable to the BMO Term Loan and, on February 10, 2023, the Company received an aggregate of approximately $4.3 million as a result of such terminations, of which approximately $0.1 million related to interest receivable. There were no derivative instruments as of December 31, 2025 and December 31, 2024.

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

The gain/(loss) on the 2019 BMO Interest Rate Swap that was recorded in OCI and the accompanying consolidated statements of income as a component of interest expense for the years ended December 31, 2024 and 2023, respectively, was as follows:

(in thousands)
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

On May 30, 2025, May 31, 2024 and May 18, 2023, the Company granted shares under the Plan to non-employee directors with the compensation cost related to such grants indicated in the table below, which was recognized during the years ended December 31, 2025, 2024 and 2023, respectively, and is included in general and administrative expenses in the consolidated statements of income for such periods. Such shares were fully vested on the date of issuance.

	Shares Available	Compensation
	for Grant	Cost

Balance December 31, 2022	1,696,687	$1,406,250
Shares granted 2023	(194,439)	314,991
Balance December 31, 2023	1,502,248	$1,721,241
Shares granted 2024	(136,362)	269,997
Balance December 31, 2024	1,365,886	$1,991,238
Shares granted 2025	(123,625)	224,998
Balance December 31, 2025	1,242,261	$2,216,236

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary (“TRS”). In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 20% (25% of taxable years beginning on or before December 31, 2017) of the value of all of the Company’s assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets. FSP Investments LLC and FSP Protective TRS Corp. are the Company’s taxable REIT subsidiaries operating as taxable corporations under the Code. The TRSs have gross amounts of net operating losses (“NOLs”) available to those taxable corporations of $5.0 million and $4.9 million as of December 31, 2025 and 2024, respectively. The NOLs created prior to 2018 will expire between 2030 and 2037 and the NOLs generated after 2017 will not expire. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured.

Income taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company’s assets and liabilities. In estimating future tax consequences, potential future events are considered except for potential changes in income tax law or in rates.

The Company adopted an accounting pronouncement related to uncertainty in income taxes effective January 1, 2007, which did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption. Accrued interest and penalties will be recorded as income tax expense if the Company records a liability in the future. The Company’s effective tax rate was not affected by the adoption. The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2022 and thereafter.

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Company’s prior sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. Approximately $0.4 million and $0.7 million of NOLs expired in 2024 and 2023, respectively. A valuation allowance is provided for the full amount of the gross NOLs available as the realization of any tax benefits remaining from such NOLs is not assured. The gross amount of NOLs available to the Company was approximately $150.8 million and $95.8 million as of December 31, 2025 and December 31, 2024, respectively.

Income Tax Expense

The Company recognized approximately $31,000 in Federal Income Tax expense related to the sale of Monument Circle for the year ended December 31, 2025. The Company is subject to a business tax known as the Revised Texas Franchise Tax. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax. The Company recorded a provision for the Revised Texas Franchise Tax of $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The income tax expense reflected in the consolidated statements of income relates primarily to state income taxes as a result of some states that limit the use of net operating losses, which are in Other Taxes, and to a lesser extent, the Revised Texas Franchise Tax. FSP Protective TRS Corp. provides taxable services to tenants at some of the Company’s properties.

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023

Federal Income Tax	$31	$—	—
Revised Texas Franchise Tax	158	216	$279
Other Taxes	—	—	—
Tax expense	$189	$216	$279

Taxes on income are a current tax expense. No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

At December 31, 2025, the Company’s net tax basis of its real estate assets is more than the amount set forth in the Company’s consolidated balance sheets by $142.1 million and at December 31, 2024, the Company’s net tax basis of its real estate assets is more than the amount set forth in the Company’s consolidated balance sheets by $145.6 million.

Tax Components

The following summarizes the tax components of the Company’s common distributions paid per share for the years ended December 31, 2025, 2024 and 2023:

	2025		2024		2023
	Per Share	%	Per Share	%	Per Share	%
Ordinary income	$—	—%	$—	—%	$—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	0.04	100%	0.04	100%	0.04	100%
Total	$0.04	100%	$0.04	100%	$0.04	100%

8. Leases

Leases as a Lessee:

The Company entered into a noncancelable contract with a third party to obtain office space that commenced on September 1, 2010. The contract was amended on October 25, 2016 to extend the contract through September 30, 2024 and amended again on February 7, 2024 to extend the contract through September 30, 2026. As of December 31, 2025 and December 31, 2024, the Company’s right-of-use asset was $0.3 million and $0.7 million, respectively, which is included in prepaid and other assets on the consolidated balance sheet. A discount rate equal to the Company’s incremental borrowing rate was applied to the future monthly contractual lease payments remaining as of December 31, 2025 to compute the lease liability. The incremental borrowing rate is the rate equal to the closest borrowing under the BofA Revolver at the time of the February 7, 2024 lease amendment.

Lease Costs
	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Operating lease cost	$418	$411	$419
	$418	$411	$419

Other information
Cash paid for amounts included in the measurement of lease liabilities	$436	$412	$447
Weighted average remaining lease terms in years - operating leases	0.75	1.75	0.75
Weighted average discount rate - operating leases	8.44%	8.44%	3.86%

Maturity analysis for liabilities	Total
	Undiscounted
(in thousands)	Cash Flows
Discount rate at commencement	8.44%

2026	$327
	$327

Present value lease liability	$316

Difference between undiscounted cash flows and discounted cash flows	$11

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

For the years ended December 31, 2025, 2024 and 2023, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:
	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Income from leases (1)	$107,309	$122,032	$146,027
	$107,309	$122,032	$146,027

Undiscounted Cash Flows	Year ending
(in thousands)	December 31,
2026	68,480
2027	60,214
2028	55,237
2029	46,683
2030	36,019
2031 and thereafter	99,271
	$365,904

(1) Includes amounts recognized from variable lease payments of $31,592, $35,413 and $42,311 for the years ended December 31, 2025, 2024 and 2023, respectively.

9.   Retirement Plan

In 2006, the Company established a 401(k) plan to cover eligible employees, which permitted deferral of up to $17,000 per year (indexed for inflation) into the 401(k) plan, subject to certain limitations imposed by the Internal Revenue Code. An employee’s elective deferrals are immediately vested upon contribution to the 401(k) plan. The Company matches employee contributions to the 401(k) plan dollar for dollar up to 3% of each employee’s annual compensation up to $200,000. In addition, we may elect to make an annual discretionary profit-sharing contribution. The Company’s total contribution under the 401(k) plan amounted to $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

10.   Disposition of Properties and Assets Held for Sale

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

In October 2021, as part of its consideration for agreeing to amend and restate the Sponsored REIT Loan, the Company obtained from the stockholders of the parent of Monument Circle the right to vote their shares in favor of any sale of the property owned by Monument Circle any time on or after January 1, 2023. At March 31, 2025, the Company recorded this property at the fair value less cost to sell, which was less than the carrying value and resulted in an impairment loss of $13.3 million. The Company reclassified $5.7 million of this office property as an asset held for sale, which was comprised of $18.9 million in real estate assets, net of accumulated depreciation, prior to the impairment. The reclassification was a non-cash investing activity on the statement of cash flows. The Company estimated the fair value of this property, less estimated costs to sell, based on the purchase price set forth in the letter of intent to purchase the property that Monument Circle entered into with the third party (Level 3 inputs, as there are no observable inputs).

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

	Year ended December 31,
(in thousands)	2025	2024	2023
Rental revenue	$132	$7,622	$30,116
Rental operating expenses	(213)	(3,681)	(10,476)
Real estate taxes and insurance	(216)	(727)	(4,738)
Depreciation and amortization	(91)	(1,228)	(9,162)
(Loss) income from dispositions and assets held for sale	$(388)	$1,986	$5,740

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

The calculations of Segment NOI are shown in the following table:

Segment Net Operating Income (NOI)

	Year Ended	Year Ended	Year Ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Total consolidated revenues	$107,162	$120,112	$145,707

Reconciling items:
Amortization of above/below market leases	—	(17)	(44)

Less:
Real estate operating expenses	42,040	45,043	50,732
Real estate taxes and insurance	18,211	22,716	27,200
Segment NOI	$46,911	$52,336	$67,731

	Year Ended	Year Ended	Year Ended
Reconciliation to Net loss	December 31, 2025	December 31, 2024	December 31, 2023
Net loss	$(44,960)	$(52,723)	(48,110)
Add (deduct):
Loss on extinguishment of debt	12	1,042	106
Gain on consolidation of Sponsored REIT	—	—	(394)
(Gain) loss on sale of properties and impairment of assets held for sale, net	12,902	20,826	23,384
Depreciation and amortization	42,609	44,774	54,738
Amortization of above/below market leases	—	(17)	(44)
General and administrative	12,427	13,884	14,021
Interest expense	24,718	26,424	24,318
Interest income	(986)	(2,090)	(567)
Tax expense	189	216	279
Segment NOI	$46,911	$52,336	$67,731

12.   Subsequent Events

On February 26, 2026 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”) with Alter Domus (US) LLC, as administrative agent (the “Agent”), and Silver Oak Capital LLC, an affiliate of TPG Credit (collectively, the lenders from time to time party thereto the “Lenders”). The Credit Agreement provides for a secured credit facility (the “Credit Facility”) for aggregate principal commitments of up to $320 million, consisting of (i) initial term loans in an aggregate principal amount of $275 million (the “Initial Term Loans”), and (ii) delayed draw term loans available upon the approval of the Lenders after the Closing Date in an aggregate principal amount of up to $45 million (the “Delayed Draw Term Loans” and together with the Initial Term Loans, the “Term Loans”). The Delayed Draw Term Loans may be used, subject to certain conditions, to fund tenant improvements, leasing commissions, building improvements and other uses approved by the Lenders.

The Term Loans are not subject to amortization and have an initial stated maturity date of February 26, 2029. The maturity date is subject to potential extension of up to one year at the option of the Company, subject to the satisfaction of certain conditions (the “Extension Option”).

Borrowings under the Credit Facility bear interest at an initial interest rate of 9.0% per annum. The Initial Term Loans were issued with original issue discount of 6.0% of the principal amount thereof. The Delayed Draw Term Loans, if any, will be issued with original issue discount of 6.0% of the principal amount thereof.

If the Company exercises the Extension Option, the interest rate will increase to a rate of 13.0% per annum. Additionally, if the Company exercises the Extension Option, the Company must pay the following extension fees multiplied by the then-outstanding principal amount of Term Loans on each applicable date:

(i)36th month anniversary of Closing Date: 2.00%

(ii)39th month anniversary of Closing Date: 0.50%

(iii)42nd month anniversary of Closing Date: 0.50%

(iv)45th month anniversary of Closing Date: 0.50%

(v)48th month anniversary of Closing Date: 0.50%

The Credit Agreement requires the Company to prepay outstanding Term Loans with certain proceeds of dispositions of real property. Additionally, the Company may voluntarily prepay the outstanding Term Loans at any time; provided, that if the Company prepays any Term Loans prior to the first anniversary of the Closing Date, the Company is required to pay a make‑whole payment equal to the amount of interest that would have accrued on such Term Loans to and excluding the first anniversary of the Closing Date. The Company is required to pay an exit fee of 4.0% of the aggregate principal amount of such Term Loans upon any permitted repayment of the Term Loans prior to the applicable maturity date.

The Company must also pay customary agency fees.

The obligations under the Credit Facility are guaranteed by substantially all subsidiaries of the Company and secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries, including a first priority security interest in all of the Company’s and its subsidiaries’ personal property and a first priority mortgage liens on the Company’s and its subsidiaries’ real property, in each case subject to certain exceptions.

The Credit Agreement contains customary representations and affirmative and negative covenants for credit facilities of this type, including, without limitation and subject to certain exceptions, restrictions on indebtedness, liens, investments, mergers, consolidations and other fundamental changes, dispositions of assets (including real property), capital expenditures, changes in business, certain restricted payments, transactions with affiliates, burdensome agreements, sale leaseback transactions, prepayments of other debt, corporate operating expenses and severance and retention payments.

The Credit Agreement also contains financial covenants that require the Company to maintain (i) a minimum tangible net worth $424,884,000 plus 70% of the aggregate net proceeds received by the Company in connection with any offering of stock or other equity in the Company after December 31, 2025 (with a step-down based on the sale of mortgaged properties of the Company and its subsidiaries) and (ii) a minimum liquidity of not less than $5,000,000 in cash or cash equivalents.

The Credit Agreement provides for customary events of default with corresponding grace periods, including, among other things, failure to pay principal or interest when due, breaches of certain covenants, inaccuracies in representations and warranties, certain cross defaults, certain defaults under material contracts, insolvency or bankruptcy events, the entry of certain judgments, the occurrence of a change in control of the Company (as defined in the Credit Agreement) and the departure of the chairman and chief executive officer of the Company. In the event of a default by the Company, the Agent may, and at the request of the requisite number of Lenders shall, declare any commitment of the Lenders to make Term Loans terminated, declare all obligations under the Credit Agreement immediately due and payable and enforce any and all rights of the Lenders under the Credit Agreement and related documents. Certain events of default related to bankruptcy, insolvency, and receivership result in the automatic acceleration of all outstanding obligations.

The Company used the proceeds of the Initial Term Loans on the Closing Date to refinance and retire all outstanding indebtedness under the documents evidencing the BMO Term Loan, the BofA Term and the Senior Notes and to pay fees and expenses related to the Credit Agreement. The Company may use the proceeds of any Delayed Draw Term Loans funded to finance tenant improvements, leasing commissions, building improvements and other uses approved by the Lenders, subject to certain conditions, in each case as permitted under the Credit Agreement.

On January 9, 2026, the Board of Directors of the Company declared a cash distribution of $0.01 per share of common stock payable on February 12, 2026, to stockholders of record on January 23, 2026. In March 2026, the Board of Directors determined to suspend quarterly cash dividends to reduce operating expenses and to redeploy that capital into leasing efforts intended to enhance the value of our portfolio. In addition, the Credit Agreement provides that we may not declare dividends in excess of the greater of $0.01 per share or such amount as is required to maintain our status as a REIT. Any future declaration and payment of dividends will be determined from time to time by the Board of Directors and will depend on, among other things, our results of operations, cash flows, liquidity, financial condition, capital requirements and other factors the Board of Directors deems relevant.

Schedule II

Franklin Street Properties Corp.

Valuation and qualifying accounts:

		Additions
		(Decreases)
	Balance at	charged to		Balance
(in thousands)	beginning	costs and		at end
Classification	of year	expenses	Deductions	of year

Allowance for doubtful accounts
2023	$17	(9)	—	8
2024	8	(8)	—	—
2025	—	—	—	—

Allowance for credit losses
2023	$4,237	(4,237)	—	—
2024	—	—	—	—
2025	—	—	—	—

SCHEDULE III

FRANKLIN STREET PROPERTIES CORP.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2025

		Initial Cost			Historical Cost
				Costs
				Capitalized		Buildings			Total Costs,
(in thousands)			Buildings	(Disposals)		Improvements			Net of	Depreciable				Date of
	Encumbrances		Improvements	Subsequent to		and		Accumulated	Accumulated	Life			Year	Acquisition
Description	(1)	Land	and Equipment	Acquisition	Land	Equipment	Total (2)	Depreciation	Depreciation	Years			Built	(3)

	(in thousands)
Commercial Properties:
Park Ten, Houston, TX	—	$1,061	$21,303	$8,875	$565	$30,674	$31,239	$16,436	$14,803	5	-	39	1999	2002
Addison, Addison, TX	—	4,325	48,040	15,171	4,325	63,211	67,536	33,818	33,718	5	-	39	1999	2002
Greenwood, Englewood, CO	—	3,100	30,201	13,544	3,100	43,745	46,845	22,251	24,594	5	-	39	2000	2005
Eldridge Green, Houston, TX	—	3,900	43,791	12,423	3,900	56,214	60,114	27,321	32,793	5	-	39	1999	2004
Liberty Plaza, Addison, TX	—	4,374	21,146	13,774	4,280	35,014	39,294	16,923	22,371	5	-	39	1985	2006
Park Ten II, Houston, TX	—	1,300	31,712	8,944	1,300	40,656	41,956	18,153	23,803	5	-	39	2006	2006
121 South Eight Street, Minneapolis, MN	—	4,444	15,214	30,055	4,444	45,269	49,713	18,456	31,257	5	-	39	1974	2010
801 Marquette Ave South, Minneapolis, MN	—	4,184	—	28,318	4,184	28,318	32,502	9,028	23,474	5	-	39	1923	2010
Legacy Tennyson Center, Plano, TX	—	3,067	22,064	8,127	3,067	30,191	33,258	11,179	22,079	5	-	39	2008	2011
Westchase I & II, Houston, TX	—	8,491	121,508	28,348	8,491	149,856	158,347	51,828	106,519	5	-	39	2008	2012
1999 Broadway, Denver CO	—	16,334	137,726	44,463	16,334	182,189	198,523	63,446	135,077	5	-	39	1986	2013
1001 17th Street, Denver, CO	—	17,413	165,058	43,815	17,413	208,873	226,286	67,378	158,908	5	-	39	2006	2013
Plaza Seven, Minneapolis, MN	—	6,604	54,240	15,766	6,604	70,006	76,610	21,110	55,500	5	-	39	1987	2016
600 17th Street, Denver, CO	—	20,876	99,941	19,143	20,876	119,084	139,960	31,134	108,826	5	-	39	1982	2016
Balance — Real Estate	—	$99,473	$811,944	$290,766	$98,883	$1,103,300	$1,202,183	$408,461	$793,722
(1)	There are no encumbrances on the above properties.
(2)	The aggregate cost for Federal Income Tax purposes is $1,350,341.
(3)	Original date of acquisition by Sponsored Entity.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,
(in thousands)	2025	2024	2023
Real estate investments, at cost:
Balance, beginning of year	$1,212,616	$1,257,173	$1,526,665
Acquisitions	—	—	19,695
Improvements	14,197	20,535	29,194
Assets held for sale	—	—	(118,644)
Dispositions	(24,630)	(65,092)	(199,737)
Balance, end of year - Real Estate	$1,202,183	$1,212,616	$1,257,173

Accumulated depreciation:
Balance, beginning of year	$377,708	$366,349	$423,417
Depreciation	36,411	37,746	45,558
Assets held for sale	—	—	(35,399)
Dispositions	(5,658)	(26,387)	(67,227)
Balance, end of year - Accumulated Depreciation	$408,461	$377,708	$366,349