Form 10-Q
period 2026-03-31
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2026-04-28
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026.

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

The number of shares of common stock outstanding as of April 23, 2026, was 103,690,340.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
March 31, 2026

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and par value amounts)	2026	2025
Assets:
Real estate assets:
Land	$98,882	$98,883
Buildings and improvements	1,094,771	1,091,728
Fixtures and equipment	11,562	11,572
	1,205,215	1,202,183
Less accumulated depreciation	416,644	408,461
Real estate assets, net	788,571	793,722
Acquired real estate leases, less accumulated amortization of $15,058 and $14,648, respectively	2,080	2,490
Cash, cash equivalents and restricted cash	23,753	30,571
Tenant rent receivables	1,345	471
Straight-line rent receivable	38,670	38,744
Prepaid expenses and other assets	4,322	4,080
Office computers and furniture, net of accumulated depreciation of $1,059 and $1,047, respectively	124	136
Deferred leasing commissions, net of accumulated amortization of $14,694 and $14,571, respectively	22,921	22,670
Total assets	$881,786	$892,884

Liabilities and Stockholders’ Equity:
Liabilities:
Initial Term Loans, less unamortized financing costs and OID of $23,473	$251,527	$—
Term loans payable, less unamortized financing costs of $441	—	125,555
Series A & Series B Senior Notes, less unamortized financing costs of $236	—	122,686
Accounts payable and accrued expenses	26,391	28,724
Accrued compensation	234	2,394
Tenant security deposits	6,186	6,198
Lease liability	1,002	316
Acquired unfavorable real estate leases, less accumulated amortization of $58 and $56, respectively	33	34
Total liabilities	285,373	285,907

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 103,690,340 and 103,690,340 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,335,586	1,335,586
Accumulated distributions in excess of accumulated earnings	(739,183)	(728,619)
Total stockholders’ equity	596,413	606,977
Total liabilities and stockholders’ equity	$881,786	$892,884

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025

Revenues:
Rental	$26,225	$27,107
Total revenues	26,225	27,107
Expenses:
Real estate operating expenses	10,290	10,095
Real estate taxes and insurance	4,243	5,369
Depreciation and amortization	10,580	10,824
General and administrative	2,669	3,484
Interest	6,812	5,691
Total expenses	34,594	35,463

Loss on extinguishment of debt	(1,267)	(2)
Loss on sale of properties and impairment of assets held for sale, net	—	(13,284)
Interest income	163	259
Loss before taxes	(9,473)	(21,383)
Tax expense	54	52

Net loss	$(9,527)	$(21,435)

Weighted average number of shares outstanding, basic and diluted	103,690	103,567

Net loss per share, basic and diluted	$(0.09)	$(0.21)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands, except per share amounts)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2024	103,567	$10	$1,335,361	$—	$(679,514)	$655,857
Comprehensive loss	—	—	—	—	(21,435)	(21,435)
Distributions $0.01 per share of common stock	—	—	—	—	(1,036)	(1,036)
Balance, March 31, 2025	103,567	$10	$1,335,361	$—	$(701,985)	$633,386

Balance, December 31, 2025	103,690	$10	$1,335,586	$—	$(728,619)	$606,977
Comprehensive loss	—	—	—	—	(9,527)	(9,527)
Distributions $0.01 per share of common stock	—	—	—	—	(1,037)	(1,037)
Balance, March 31, 2026	103,690	$10	$1,335,586	$—	$(739,183)	$596,413

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(9,527)	$(21,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	11,600	11,509
Loss on extinguishment of debt	1,267	2
Loss on sale of properties and impairment of assets held for sale, net	—	13,284
Changes in operating assets and liabilities:
Tenant rent receivables	(874)	(179)
Straight-line rents	221	70
Lease acquisition costs	(147)	(74)
Prepaid expenses and other assets	448	(225)
Accounts payable and accrued expenses	(4,582)	(5,914)
Accrued compensation	(2,160)	(1,892)
Tenant security deposits	(12)	(81)
Payment of deferred leasing commissions	(1,386)	(546)
Net cash used in operating activities	(5,152)	(5,481)
Cash flows from investing activities:
Property improvements, fixtures and equipment	(2,696)	(4,454)
Net cash used in investing activities	(2,696)	(4,454)
Cash flows from financing activities:
Distributions to stockholders	(1,037)	(1,036)
Proceeds received from Initial Term Loans	258,500	—
Cost of extinguished debt	(1,018)	—
Repayments of Term Loans payable	(125,995)	(77)
Repayments of Series A&B Senior Notes	(122,922)	(76)
Deferred financing costs	(6,498)	—
Net cash provided by (used in) financing activities	1,030	(1,189)
Net decrease in cash, cash equivalents and restricted cash	(6,818)	(11,124)
Cash, cash equivalents and restricted cash, beginning of year	30,571	42,683
Cash, cash equivalents and restricted cash, end of period	$23,753	$31,559

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$6,120	$2,510
Non-cash investing activities:
Accrued costs for purchases of real estate assets	$1,941	$2,060
Non-cash financing activities:
Initial Term Loan original issue discount	$16,500	$—
Accrued deferred financing costs	$1,068	$—

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

As of March 31, 2026, the Company owned and operated a portfolio of real estate consisting of 14 operating properties. The Company may pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, for geographic, property specific reasons or for other general corporate purposes.

Properties

The following table summarizes the Company’s number of owned properties and rentable square feet of real estate.

	As of March 31,
	2026	2025
Owned and Consolidated Properties:
Number of properties	14	14
Rentable square feet	4,809,487	4,806,456

Basis of Presentation

The unaudited consolidated financial statements of the Company include all of the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other period.

The Company does not have any comprehensive loss other than what is included in net loss. If the Company has any comprehensive loss in the future such that a statement of comprehensive loss would be necessary, the Company will include such statement in a separate consolidated statement of comprehensive loss.

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

	March 31,	March 31,
(in thousands)	2026	2025
Cash and cash equivalents	$23,753	$30,167
Restricted cash	—	1,392
Total cash, cash equivalents and restricted cash	$23,753	$31,559

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

As of January 1, 2023, the Company’s relationship with FSP Monument Circle LLC, which corporation was organized as a real estate investment trust (“Monument Circle” or the “Sponsored REIT”), was considered a VIE and the Company became the primary beneficiary. Upon this reconsideration event, the entity was included within the Company’s consolidated financial statements and all intercompany accounts and transactions were eliminated in consolidation. A gain on consolidation of approximately $0.4 million was recognized in the three months ended March 31, 2023. Cash and cash equivalents of $3 million held by Monument Circle was included in the Company’s cash and cash equivalents upon consolidation and was reflected as “Consolidation of Sponsored REIT” in the consolidated statement of cash flows. The cash and cash equivalents held by Monument Circle were unable to be utilized for the Company’s operational purposes. The creditors of Monument Circle’s trade payables did not have any recourse against the Company.

The property held by Monument Circle was sold on June 6, 2025, and Monument Circle and the corporation that had been its sole member were dissolved on December 9, 2025. The Company’s previous loan to Monument Circle that was secured by a mortgage on the real estate owned by Monument Circle (the “Sponsored REIT Loan”) was extinguished on June 6, 2025, when the property securing the loan was sold. More information on the sale is included in Note 7, “Disposition of Properties and Assets Held for Sale”.

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancellable with 30 days’ notice. The Company did not recognize asset management fee income from non-consolidated entities for the three months ended March 31, 2026 and 2025.

The Company did not recognize interest income and fees from the Sponsored REIT Loan for the three months ended March 31, 2025.

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

2.  Term Loans Payable and Senior Notes

TPG Term Loans

On February 26, 2026 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”) with Alter Domus (US) LLC, as administrative agent (the “Agent”), and Silver Oak Capital LLC, an affiliate of TPG Credit (collectively, the lenders from time to time party thereto, the “Lenders”). The Credit Agreement provides for a secured credit facility (the “Credit Facility”) for aggregate principal commitments of up to $320 million, consisting of (i) initial term loans in an aggregate principal amount of $275 million (the “Initial Term Loans”), and (ii) delayed draw term loans available upon the approval of the Lenders after the Closing Date in an aggregate principal amount of up to $45 million (the “Delayed Draw Term Loans” and together with the Initial Term Loans, the “Term Loans”). The Delayed Draw Term Loans may be used, subject to certain conditions, to fund tenant improvements, leasing commissions, building improvements and other uses approved by the Lenders.

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

As of March 31, 2026, the remaining balance of the unamortized original issue discount and the unamortized deferred financing costs amounted to approximately $16.1 million and $7.4 million, respectively.

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

(ii)39th month anniversary of Closing Date: 0.50%

(iii)42nd month anniversary of Closing Date: 0.50%

(iv)45th month anniversary of Closing Date: 0.50%

(v)48th month anniversary of Closing Date: 0.50%

The Credit Agreement requires the Company to prepay outstanding Term Loans with certain proceeds of dispositions of real property. Additionally, the Company may voluntarily prepay the outstanding Term Loans at any time; provided, that if the Company prepays any Term Loans prior to the first anniversary of the Closing Date, the Company is required to pay a make-whole payment equal to the amount of interest that would have accrued on such Term Loans to and excluding the first anniversary of the Closing Date. The Company is required to pay an exit fee of 4.0% of the aggregate principal amount of such Term Loans upon any permitted repayment of the Term Loans prior to the applicable maturity date.

The Company must also pay customary agency fees.

The obligations under the Credit Facility are guaranteed by substantially all subsidiaries of the Company and secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries, including a first priority security interest in all of the Company’s and its subsidiaries’ personal property and first priority mortgage liens on the Company’s and its subsidiaries’ real property, in each case subject to certain exceptions.

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

The Credit Agreement also contains financial covenants that require the Company to maintain (i) a minimum tangible net worth $424,884,000 plus 70% of the aggregate net proceeds received by the Company in connection with any offering of stock or other equity in the Company after December 31, 2025 (with a step-down based on 70% of the impairment charge and/or loss resulting from dispositions of the mortgaged properties of the Company and its subsidiaries, or such other amount as agreed to by the Company and the Lenders) and (ii) a minimum liquidity of not less than $5,000,000 in cash or cash equivalents. The Company was in compliance with the Credit Agreement financial covenants as of March 31, 2026.

The Credit Agreement provides for customary events of default with corresponding grace periods, including, among other things, failure to pay principal or interest when due, breaches of certain covenants, inaccuracies in representations and warranties, certain cross defaults, certain defaults under material contracts, insolvency or bankruptcy events, the entry of certain judgments, the occurrence of a change in control of the Company (as defined in the Credit Agreement) and the departure of the chairman and chief executive officer of the Company. In the event of a default by the Company, the Agent may, and at the request of the requisite number of Lenders, shall, declare any commitment of the Lenders to make Term Loans terminated, declare all obligations under the Credit Agreement immediately due and payable and enforce any and all rights of the Lenders under the Credit Agreement and related documents. Certain events of default related to bankruptcy, insolvency, and receivership result in the automatic acceleration of all outstanding obligations.

The Company used the proceeds of the Initial Term Loans on the Closing Date to refinance and retire all outstanding indebtedness under the documents evidencing the BMO Term Loan, the BofA Term and the Senior Notes (each as defined below) and to pay fees and expenses related to the Credit Agreement. The Company incurred approximately $1.0 million of costs in connection with the retirement of the debt, consisting of a make-whole premium related to the Senior Notes and legal and professional fees payable to the lenders under the BMO Term Loan, the BofA Term Loan, and the Senior Notes. These costs were recognized as part of the loss on debt extinguishment.

The Company may use the proceeds of any Delayed Draw Term Loans funded to finance tenant improvements, leasing commissions, building improvements and other uses approved by the Lenders, subject to certain conditions, in each case as permitted under the Credit Agreement.

BMO Term Loan

On February 26, 2026, the Company repaid in its entirety the Company’s term loan borrowing in the aggregate principal amount of approximately $70.7 million, with Bank of Montreal, as administrative agent, and the other lending institutions party thereto, which the Company refers to as the BMO Term Loan. The BMO Term Loan would have matured on April 1, 2026. The BMO Term Loan was subject to the terms of the Second Amended and Restated Credit Agreement dated September 27, 2018, which the Company refers to as the Original BMO Credit Agreement, as amended by the First Amendment to Second Amended and Restated Credit Agreement dated February 10, 2023, which the Company refers to as the BMO First Amendment, and the Second Amendment to Second Amended and Restated Credit Agreement dated February 21, 2024, which the Company refers to as the BMO Second Amendment. The Company refers to the Original BMO Credit Agreement, as amended by the BMO First Amendment and the BMO Second Amendment, as the BMO Credit Agreement.

Effective April 1, 2025, the interest rate on the BMO Term Loan increased from 8.00% per annum to 9.00% per annum. As of February 26, 2026 and December 31, 2025, the interest rate on the BMO Term Loan was 9.00% per annum. The weighted average variable interest rate on all amounts outstanding under the BMO Term Loan was 9% for the period of January 1, 2026 until February 26, 2026 and was 8.75% for the year ended December 31, 2025.

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

BofA Term Loan

On February 26, 2026, the Company repaid in its entirety the Company’s term loan borrowing in the amount of approximately $55.3 million, with Bank of America, N.A. as administrative agent, and other lending institutions party thereto, which the Company refers to as the BofA Term Loan. The BofA Term Loan would have matured on April 1, 2026. The BofA Term Loan was subject to the terms of the Credit Agreement dated January 10, 2022, which the Company refers to as the Original BofA Credit Agreement, as amended by the First Amendment to Credit Agreement dated February 10, 2023, which the Company refers to as the BofA First Amendment, and the Second Amendment to Credit Agreement dated February 21, 2024, which the Company refers to as the BofA Second Amendment. The Company refers to the Original BofA Credit Agreement, as amended by the BofA First Amendment and the BofA Second Amendment, as the BofA Credit Agreement.

Effective April 1, 2025, the interest rate on the BofA Term Loan increased from 8.00% per annum to 9.00% per annum. As of February 26, 2026 and December 31, 2025, the interest rate on the BofA Term Loan was 9.00% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Term Loan was 9% for the period of January 1, 2026 until February 26, 2026 and was 8.75% for the year ended December 31, 2025.

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

Senior Notes

On February 26, 2026, the Company repaid in its entirety the Company’s two series of senior notes in the aggregate principal amount of approximately $122.9 million, which the Company refers to as the Senior Notes. The Senior Notes would have matured on April 1, 2026. The Senior Notes consisted of (i) Series A Senior Notes due April 1, 2026 in an aggregate principal amount of approximately $71.3 million, which the Company refers to as the Series A Notes, and (ii) Series B Senior Notes due April 1, 2026 in the aggregate principal amount of approximately $51.6 million, which the Company refers to as the Series B Notes. The Senior Notes were subject to the terms of the Note Purchase Agreement dated October 24, 2017, which the Company refers to as the Original Note Purchase Agreement, as amended by the First Amendment to Note Purchase Agreement dated February 21, 2024. The Company refers to the Original Note Purchase Agreement, as amended by the NPA First Amendment, as the Note Purchase Agreement.

Effective April 1, 2025, the interest rates on both the Series A Notes and the Series B Notes permanently increased from 8.00% per annum to 9.00% per annum. As of February 26, 2026 and December 31, 2025, the interest rate on both the Series A Notes and the Series B Notes was 9.00% per annum and 9.00% per annum, respectively.

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

3.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of Company shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at each of March 31, 2026 and 2025.

4.  Stockholders’ Equity

As of March 31, 2026, the Company had 103,690,340 shares of common stock outstanding. The Company declared and paid dividends as follows (in thousands, except per share amounts):

	Dividends Per	Total
Quarter Paid	Share	Dividends

2026:
First quarter of 2026	$0.01	$1,037

2025:
First quarter of 2025	$0.01	$1,036

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

On May 30, 2025, the Company granted shares under the Plan to non-employee directors with the compensation cost related to such grants indicated in the table below, which was recognized during the three months ended June 30, 2025, and is included in general and administrative expenses for such period. Such shares were fully vested on the date of issuance.

	Shares Available	Compensation
	for Grant	Cost

Balance December 31, 2024	1,365,886	$1,991,238
Shares granted 2025	(123,625)	224,998
Balance December 31, 2025	1,242,261	$2,216,236
Shares granted 2026	—	—
Balance March 31, 2026	1,242,261	$2,216,236

5.  Income Taxes

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary (“TRS”). In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 20% (25% of taxable years beginning on or before December 31, 2017) of the value of all of the Company’s assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets. FSP Investments LLC and FSP Protective TRS Corp. are the Company’s taxable REIT subsidiaries operating as taxable corporations under the Code. The TRSs have gross amounts of net operating losses (“NOLs”) available to those taxable corporations of $5.0 million and $4.9 million as of December 31, 2025 and December 31, 2024, respectively. The NOLs created prior to 2018 will expire between 2030 and 2037 and the NOLs generated after 2017 will not expire. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured. The Company is expecting to use approximately $39,000 of the TRS’s NOLs in 2026 to offset federal income tax related to the actives of the TRSs; therefore, approximately $39,000 of the valuation allowances were reversed during the three months ending March 31, 2026.

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

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Company’s prior sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the gross NOLs available as the realization of any tax benefits remaining from such NOLs is not assured. The gross amount of NOLs available to the Company was approximately $150.8 million as of both March 31, 2026 and December 31, 2025.

Income Tax Expense

The Company is subject to a business tax known as the Revised Texas Franchise Tax. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax. The Company recorded a provision for the Revised Texas Franchise Tax of $52,000 and $52,000 for the three months ended March 31, 2026 and 2025, respectively.

The income tax expense reflected in the consolidated statements of operations relates primarily to a franchise tax on the Company’s Texas properties and federal income tax related to the TRSs.

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025

Federal Income Tax	$2	$—
Revised Texas Franchise Tax	52	52
Other Taxes	—	—
Tax expense	$54	$52

Taxes on income are a current tax expense. No deferred income taxes were provided as there were no material temporary differences between the financial reporting basis and the tax basis of the TRSs.

6.  Leases

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

For the three months ended March 31, 2026 and 2025, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:
	For the Three Months Ended March 31,
(in thousands)	2026	2025
Income from leases (1)	$26,445	$27,178
	$26,445	$27,178

(1) Includes amounts recognized from variable lease payments of $7,770 and $8,107 for the three months ended March 31, 2026 and 2025, respectively.

7. Disposition of Properties and Assets Held for Sale

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

8.  Segment Information

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

The calculations of Segment NOI are shown in the following table:

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Total consolidated revenues	$26,225	$27,107

Less:
Real estate operating expenses	10,290	10,095
Real estate taxes and insurance	4,243	5,369
Segment NOI	$11,692	$11,643

	Three Months Ended	Three Months Ended
Reconciliation to Net loss	March 31, 2026	March 31, 2025
Net loss	$(9,527)	$(21,435)
Add (deduct):
Loss on extinguishment of debt	1,267	2
(Gain) loss on sale of properties and impairment of assets held for sale, net	—	13,284
Depreciation and amortization	10,580	10,824
General and administrative	2,669	3,484
Interest expense	6,812	5,691
Interest income	(163)	(259)
Tax expense	54	52
Segment NOI	$11,692	$11,643

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, adverse changes in general economic or local market conditions, including as a result of the long-term effects of the COVID-19 pandemic, wars, terrorist attacks or other acts of violence, which may negatively affect the markets in which we and our tenants operate, impacts of changes in tariffs that the United States and other countries have announced or implemented, as well as any additional new tariffs, trade restrictions or export regulations that may be implemented or reversed in the future, inflation rates, interest rates, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, adverse changes in energy prices, which if sustained, could negatively impact occupancy and rental rates in the markets in which we own properties, including energy-influenced markets such as Dallas, Denver and Houston, expectations for future potential property dispositions, expectations for future potential leasing activity, changes in government regulations and regulatory uncertainty, uncertainty about governmental fiscal policy, geopolitical events and expenditures that cannot be anticipated, such as utility rate and usage increases, delays in construction schedules, unanticipated increases in construction costs, unanticipated repairs, increases in the level of general and administrative costs as a percentage of revenues as revenues decrease as a result of property dispositions, additional staffing, insurance increases and real estate tax valuation reassessments. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

As of March 31, 2026, all of our total owned portfolio, consisting of approximately 4.8 million square feet, was located in Dallas, Denver, Houston and Minneapolis.

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

In May 2025, we announced that our Board of Directors had initiated a review of strategic alternatives in order to explore ways to maximize shareholder value. The review of potential strategic alternatives includes the evaluation of a range of alternatives, including corporate transactions, portfolio level transactions, individual asset sales, refinancing alternatives and other strategic initiatives.

On February 26, 2026, we closed a $320 million secured credit facility with an affiliate of TPG Credit. We repaid in full all of our then outstanding approximately $249 million aggregate principal amount of indebtedness with borrowings under the facility. The facility has an original stated maturity of February 26, 2029, subject to potential extension of up to one year at our option, subject to certain conditions. The facility includes up to $45 million of delayed draw term loans which, subject to certain conditions, may be used to fund tenant improvements, leasing commissions, building improvements and other uses approved by the lenders. See Note 2, Term Loans Payable and Senior Notes, of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Credit Agreement.

In April 2026, we announced that our Board of Directors had expanded its ongoing review of strategic alternatives to include BofA Securities, Inc. and Jones Lang LaSalle Securities, LLC as co-financial advisors. We believe that our co-financial advisors bring complementary capabilities across capital markets, mergers and acquisitions, and asset level execution, positioning us to evaluate a broad range of potential transactions with the objective of maximizing shareholder value.

Our review of potential strategic alternatives remains ongoing. While the capital markets environment for office assets remains uneven and transaction volume for office assets continues to be below historical levels, with constrained liquidity and limited participation from traditional institutional investors, and buyer activity remains more heavily weighted toward private, opportunistic, and non-traditional capital, we believe we are beginning to observe early signs of stabilization, which may represent the initial stages of a broader recovery over time.

We continue to prioritize leasing and occupancy improvement across our portfolio and have seen an increased number of larger prospective leasing opportunities across our markets. We also continue to focus on driving efficiencies across our platform, including the management of general and administrative expenses. We believe that the combination of an expanded and active strategic review process, disciplined execution, and continued leasing progress will provide the best path to maximizing value for our shareholders.

We have entered into an Inspection and Confidentiality Agreement with a potential owner user for our Greenwood Plaza property and are simultaneously negotiating a Purchase and Sale Agreement with that potential buyer. Closing of the transaction would be subject to completion of due diligence by the potential buyer, the negotiation and execution of a Purchase and Sale Agreement with the potential buyer and the satisfaction of other customary closing conditions.

In March 2026, our Board of Directors determined to suspend quarterly cash dividends to, in part, redeploy that capital into leasing efforts intended to enhance the value of our portfolio. In addition, the Credit Agreement provides that we may not declare dividends in excess of the greater of $0.01 per share or such amount as is required to maintain our status as a REIT. Any future declaration and payment of dividends will be determined from time to time by our Board of Directors and will depend on, among other things, our results of operations, cash flows, liquidity, financial condition, capital requirements and other factors the Board of Directors deems relevant.

Trends and Uncertainties

Long-Term Impact of COVID-19 Pandemic

Uncertainty still surrounds the long-term impact of the COVID-19 pandemic on the commercial real estate market and our business. Many of our tenants still do not fully occupy the space that they lease. The impact of the COVID-19 pandemic continues to present material uncertainty and risk with respect to the performance of our properties and our financial results, such as the potential negative impact to the businesses of our tenants, the impact of work-from-home and return-to-work policies, the potential negative impact to leasing efforts and occupancy at our properties, uncertainty regarding future rent collection levels or requests for rent concessions from our tenants, the occurrence of a default under any of our debt agreements, the potential for increased borrowing costs, negative impacts on our ability to refinance existing indebtedness or to secure new sources of capital on favorable terms, decreases in values of our real estate assets, and uncertainty regarding government and regulatory policy. We are unable to estimate the full extent of the long-term impact that the COVID-19 pandemic has had and will have on our future financial results at this time. See “The long-term impact of the COVID-19 pandemic has had and may continue to have an adverse impact on our financial condition and results of operations. This impact could be materially adverse to the extent that the long-term impact of the COVID-19 pandemic, or future pandemics, cause tenants to be unable to pay their rent or reduce the demand for commercial real estate, or cause other impacts described below.” in Part I, Item 1A. “Risk Factors ” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Economic Conditions

The global economy continues to experience significant disruptions as a result of various factors, including changes in U.S. trade or other policies or those policies of other nations, geopolitical events such as the conflicts in Ukraine and the Middle East, including Iran, increasing tensions with China, tensions between the U.S. and Europe related to the sovereignty of Greenland, major political shifts domestically or internationally and continuing supply chain difficulties. In addition, various economic factors, including but not limited to, impacts of changes in tariffs that the United States and other countries have announced or implemented, as well as any additional new tariffs, trade restrictions or export regulations that may be implemented or reversed in the future, inflation and interest rates, may adversely affect the economy of the United States. Economic conditions directly affect the demand for office space, our primary income producing asset. In addition, the broad economic market conditions in the United States are typically affected by numerous other factors, including but not limited to, employment levels, energy prices, uncertainty about government fiscal, monetary, trade and tax policies, changes in currency exchange rates, the regulatory environment and the availability of credit. Increased interest rates could decrease the amount third parties are willing to pay for our assets and limit our ability to incur new debt or refinance existing debt when it matures. As of the date of this report, the impact of current economic conditions and geopolitical events and the long-term impact of the COVID-19 pandemic are adversely affecting the demand for office space in the United States.

Real Estate Operations

As of March 31, 2026, our real estate portfolio was comprised of 14 owned properties, which we refer to as our owned properties. Our owned properties were approximately 68.4% leased as of March 31, 2026, a decrease from 68.9% leased as of December 31, 2025. The 0.5% decrease in leased space was primarily a result of lease expirations exceeding new executed leases during the three months ended March 31, 2026. As of March 31, 2026, we had approximately 1,520,000 square feet of vacancy in our owned properties compared to approximately 1,497,000 square feet of vacancy at December 31, 2025. During the three months ended March 31, 2026, we leased approximately 145,000 square feet of office space in our owned properties, of which approximately 112,000 square feet were with existing tenants, at a weighted average term of 6.2 years. On average, tenant improvements for such leases were $33.55 per square foot, lease commissions were $11.53 per square foot and rent concessions were approximately five months of free rent. Average GAAP base rents under such leases were $35.16 per square foot, or 6.4% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2025.

As of March 31, 2026, leases for approximately 4.5% and 10.1% of the square footage in our owned portfolio are scheduled to expire during 2026 and 2027, respectively. As the second quarter of 2026 begins, we believe that:

•approximately half of our operating properties are stabilized with leased occupancy of 75% or more; and

•our remaining operating properties are value add in nature with leased occupancy of less than 75%.

Existing vacancy is being actively marketed to numerous potential tenants. While leasing activity at our properties has continued, we believe that the impact of geopolitical events, current economic conditions and the long-term impact of the COVID-19 pandemic may limit or delay new tenant leasing during at least the second quarter of 2026 and potentially in future periods.

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

Critical Accounting Estimates

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Results of Operations

The following table shows financial results for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
(in thousands)	2026	2025	Change
Revenues:
Rental	$26,225	$27,107	$(882)
Total revenues	26,225	27,107	(882)
Expenses:
Real estate operating expenses	10,290	10,095	195
Real estate taxes and insurance	4,243	5,369	(1,126)
Depreciation and amortization	10,580	10,824	(244)
General and administrative	2,669	3,484	(815)
Interest	6,812	5,691	1,121
Total expenses	34,594	35,463	(869)

Loss on extinguishment of debt	(1,267)	(2)	(1,265)
Gain (loss) on sale of properties and impairment of assets held for sale, net	—	(13,284)	13,284
Interest income	163	259	(96)
Loss before taxes	(9,473)	(21,383)	11,910
Tax expense	54	52	2
Net loss	$(9,527)	$(21,435)	$11,908

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025:

Revenues

Total revenues decreased by $0.9 million to $26.2 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $0.9 million arising primarily from the sale of one property in 2025 and other losses of rental income from lease expirations during the periods presented. These decreases were partially offset by rental income earned from leases commencing after March 31, 2025. Our leased space in our owned properties was 68.4% as of March 31, 2026 and 69.2% as of March 31. 2025.

Expenses

Total expenses decreased by $0.9 million to $34.6 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $1.0 million, which was primarily attributable to the property disposition noted above.
●	A decrease in depreciation and amortization of approximately $0.2 million, which was primarily attributable to the property disposition noted above.
●	A decrease in general and administrative expenses of $0.8 million, which was primarily attributable to lower personnel costs during the three months ended March 31, 2026.

These decreases were partially offset by:

●	An increase in interest expense of approximately $1.1 million. The increase was primarily due to a higher principal amount of debt outstanding during the three months ended March 31, 2026 compared to the same period in 2025.

Loss on extinguishment of debt

During the three months ended March 31, 2026 and 2025, we repaid debt and incurred losses on extinguishment of debt of approximately $1.3 million and $2,000, respectively, related to debt deal costs incurred from refinanced debt in February 2026 and unamortized deferred financing costs on the dates of debt repayments in both periods.

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

Interest income

During the three months ended March 31, 2026 and March 31, 2025, we invested disposition proceeds in an interest-bearing account and earned $0.2 million and $0.3 million, respectively, in interest income.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties and which was $54,000 during the three months ended March 31, 2026, compared to $52,000 during the three months ended March 31, 2025.

Net loss

Net loss for the three months ended March 31, 2026 was $9.5 million, compared to a net loss of $21.4 million for the three months ended March 31, 2025, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the three months ended March 31,
(in thousands):	2026	2025
Net loss	$(9,527)	$(21,435)
Loss on sale of properties and impairment of asset held for sale, net	—	13,284
Depreciation and amortization	10,580	10,824
NAREIT FFO	1,053	2,673
Lease Acquisition costs	98	54

Funds From Operations	$1,151	$2,727

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

Net Operating Income (NOI)*

	Rentable
	Square
	Feet	Three Months Ended	Three Months Ended	Inc	%
(in thousands)	or RSF	31-Mar-26	31-Mar-25	(Dec)	Change
Region
MidWest	758	1,372	1,356	16	1.2%
South	1,908	4,692	4,331	361	8.3%
West	2,143	5,397	5,849	(452)	(7.7)%
Property NOI* from Owned Properties	4,809	11,461	11,536	(75)	(0.7)%
Disposition and Acquisition Properties (a)	-	(10)	(193)	183	1.7%
Property NOI*	4,809	$11,451	$11,343	$108	1.0%

Same Store		$11,461	$11,536	$(75)	(0.7)%

Less Nonrecurring
Items in NOI* (b)		52	55	(3)	0.1%

Comparative
Same Store		$11,409	$11,481	$(72)	(0.6)%

		Three Months Ended	Three Months Ended
Reconciliation to Net Income (Loss)		31-Mar-26	31-Mar-25
Net loss		$(9,527)	$(21,435)
Add (deduct):
Loss on extinguishment of debt		1,267	2
(Gain) loss on sale of properties and impairment of assets held for sale, net		—	13,284
Management fee income		(375)	(380)
Depreciation and amortization		10,580	10,824
Amortization of above/below market leases		—	—
General and administrative		2,669	3,484
Interest expense		6,812	5,691
Interest income		(163)	(259)
Non-property specific items, net		188	132

Property NOI*		$11,451	$11,343
(a)	We define Disposition and Acquisition Properties as properties that were sold or acquired or consolidated and do not have operating activity for all periods presented.
(b)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the three months ended March 31, 2026 for our owned properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	March 31,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2026 (a)	Square Feet (b)

121 South 8th Street	Minneapolis	MN	1974	297,744	221,998	74.6%	$24.53
801 Marquette Ave	Minneapolis	MN	1923/2017	129,691	119,108	91.8%	27.29
Plaza Seven	Minneapolis	MN	1987	330,096	161,285	48.9%	31.26
Midwest Total				757,531	502,391	66.3%	27.34
Park Ten	Houston	TX	1999	157,609	130,563	82.8%	27.67
Addison Circle	Addison	TX	1999	289,333	186,128	64.3%	37.03
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	28.16
Park Ten Phase II	Houston	TX	2006	156,746	118,735	75.8%	28.98
Liberty Plaza	Addison	TX	1985	217,841	142,381	65.4%	26.41
Legacy Tennyson Center	Plano	TX	1999/2008	209,562	127,560	60.9%	31.16
Westchase I & II	Houston	TX	1983/2008	629,025	385,341	61.3%	23.66
South Total				1,908,515	1,339,107	70.2%	28.22
1999 Broadway	Denver	CO	1986	682,639	331,831	48.6%	34.37
1001 17th Street	Denver	CO	1977/2006	652,423	482,467	74.0%	35.62
600 17th Street	Denver	CO	1982	612,143	413,564	67.6%	34.95
Greenwood Plaza	Englewood	CO	2000	196,236	127,573	65.0%	31.59
West Total				2,143,441	1,355,435	63.2%	34.73

Total Owned Properties				4,809,487	3,196,933	66.5%	$30.84
(a)	Based on weighted occupied square feet for the three months ended March 31, 2026, including month-to-month tenants, divided by the applicable property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the three months ended March 31, 2026, per weighted occupied square foot.

Liquidity and Capital Resources

Cash and cash equivalents were $23.8 million and $30.6 million as of March 31, 2026 and December 31, 2025, respectively. The decrease of $6.8 million is attributable to $5.1 million used in operating activities, less $2.7 million used in investing activities plus $1.0 million provided by financing activities. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations, use of our Delayed Draw Term Loans (as defined below) and proceeds from property dispositions. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to pay any dividends to stockholders in the future will depend in significant part upon the level of rental income from our real properties, property dispositions and our interest costs.

Operating Activities

Cash used in operating activities for the three months ended March 31, 2026, of $5.1 million is primarily attributable to a net loss of $9.5 million, plus the add-back of $13.1 million of non-cash expenses, less a decrease in accounts payable and accrued compensation of $6.7 million, less an increase in payment of deferred leasing commissions of $1.4 million, less an increase in lease acquisition costs of $0.1 million, less an increase in tenant receivables of $0.9 million plus an increase in prepaid expenses of $0.4 million.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2026, of $2.7 million is primarily attributable to purchases of other real estate assets and office equipment investments.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2026 of $1.0 million is primarily attributable to funding from our Term Loan of $258.5 million less payment of distributions to stockholders of $1.0 million, costs of extinguishment of debt of $1.0 million, the repayment of $249.0 million of our debt that was refinanced with the Term Loan and deferred financing costs of $6.5 million.

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

We intend to operate our properties from the cash flows generated by our properties. However, our expenses are affected by various factors, including inflation. See Part II, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional factors. Increases in operating expenses are predominantly borne by our tenants. To the extent that increases cannot be passed on to our tenants through rent reimbursements, such expenses would reduce the amount of available cash flow, which can adversely affect the market value of the applicable property.

We have used a variety of sources to fund our cash needs in addition to our free cash flow generated from our investments in real estate. In the past, we considered borrowing from new lenders, adding or refinancing existing debt or raising capital through public offerings or At The Market (ATM) programs of our common stock.

TPG Term Loans

On February 26, 2026 (the “Closing Date”), we entered into a Credit Agreement (the “Credit Agreement”) with Alter Domus (US) LLC, as administrative agent, and Silver Oak Capital LLC, an affiliate of TPG Credit (collectively, the lenders from time-to-time party thereto, the “Lenders”). The Credit Agreement provides for a secured credit facility for aggregate principal commitments of up to $320 million, consisting of (i) initial term loans in an aggregate principal amount of $275 million (the “Initial Term Loans”), and (ii) delayed draw term loans available upon the approval of the Lenders after the Closing Date in an aggregate principal amount of up to $45 million (the “Delayed Draw Term Loans” and together with the Initial Term Loans, the “Term Loans”). The Delayed Draw Term Loans may be used, subject to certain conditions, to fund tenant improvements, leasing commissions, building improvements and other uses approved by the Lenders. The Term Loans are not subject to amortization and have an initial stated maturity date of February 26, 2029. The maturity date is subject to potential extension of up to one year at the option of the Company, subject to the satisfaction of certain conditions. We used the proceeds of the Initial Term Loans on the Closing Date to refinance and retire all outstanding indebtedness under the BMO Term Loan, BofA Term Loan and the Senior Notes (each as defined below). See Note 2, Term Loans Payable and Senior Notes, of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Credit Agreement.

BMO Term Loan

On February 26, 2026, we repaid in its entirety our term loan borrowing in the aggregate principal amount of approximately $70.7 million, with Bank of Montreal, as administrative agent, and the other lending institutions party thereto, which we refer to as the BMO Term Loan. The BMO Term Loan would have matured on April 1, 2026. The BMO Term Loan was subject to the terms of the Second Amended and Restated Credit Agreement dated September 27, 2018, which we refer to as the Original BMO Credit Agreement, as amended by the First Amendment to Second Amended and Restated Credit Agreement dated February 10, 2023, which we refer to as the BMO First Amendment, and the Second Amendment to Second Amended and Restated Credit Agreement dated February 21, 2024, which we refer to as the BMO Second Amendment. We refer to the Original BMO Credit Agreement, as amended by the BMO First Amendment and the BMO Second Amendment, as the BMO Credit Agreement.

Effective April 1, 2025, the interest rate on the BMO Term Loan increased from 8.00% per annum to 9.00% per annum. As of February 26, 2026 and December 31, 2025, the interest rate on the BMO Term Loan was 9.00% per annum. The weighted average variable interest rate on all amounts outstanding under the BMO Term Loan was 9% for the period of January 1, 2026 until February 26, 2026 and was 8.75% for the year ended December 31, 2025.

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

BofA Term Loan

On February 26, 2026, we repaid in its entirety our term loan borrowing in the amount of approximately $55.3 million, with Bank of America, N.A. as administrative agent, and other lending institutions party thereto, which we refer to as the BofA Term Loan. The BofA Term Loan would have matured on April 1, 2026. The BofA Term Loan was subject to the terms of the Credit Agreement dated January 10, 2022, which we refer to as the Original BofA Credit Agreement, as amended by the First Amendment to Credit Agreement dated February 10, 2023, which we refer to as the BofA First Amendment, and the Second Amendment to Credit Agreement dated February 21, 2024, which we refer to as the BofA Second Amendment. We refer to the Original BofA Credit Agreement, as amended by the BofA First Amendment and the BofA Second Amendment, as the BofA Credit Agreement.

Effective April 1, 2025, the interest rate on the BofA Term Loan increased from 8.00% per annum to 9.00% per annum. As of February 26,2026 and December 31, 2025, the interest rate on the BofA Term Loan was 9.00% per annum. The weighted average variable interest rate on all amounts outstanding under the BofA Term Loan was 9% for the period of January 1, 2026 until February 26, 2026 and was 8.75% for the year ended December 31, 2025.

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

Senior Notes

On February 26, 2026, we repaid in its entirety our two series of senior notes in the aggregate principal amount of approximately $122.9 million, which we refer to as the Senior Notes. The Senior Notes would have matured on April 1, 2026. The Senior Notes consisted of (i) Series A Senior Notes due April 1, 2026 in an aggregate principal amount of approximately $71.3 million, which we refer to as the Series A Notes, and (ii) Series B Senior Notes due April 1, 2026 in the aggregate principal amount of approximately $51.6 million, which we refer to as the Series B Notes. The Notes were subject to the terms of the Note Purchase Agreement dated October 24, 2017, which we refer to as the Original Note Purchase Agreement, as amended by the First Amendment to Note Purchase Agreement dated February 21, 2024. We refer to the Original Note Purchase Agreement, as amended by the NPA First Amendment, as the Note Purchase Agreement.

Effective April 1, 2025, the interest rates on both the Series A Notes and the Series B Notes permanently increased from 8.00% per annum to 9.00% per annum. As of February 26, 2026 and December 31, 2025, the interest rate on both the Series A Notes and the Series B Notes was 9.00% per annum and 9.00% per annum, respectively.

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

Other Considerations

We generally pay the ordinary annual operating expenses of our owned and consolidated properties from the rental revenue generated by the properties. For the three months ended March 31, 2026 and 2025, respectively, the rental income exceeded the expenses for each individual property, with the exception of Monument Circle’s property for the three months ended March 31, 2025. Monument Circle sold its property on June 6, 2025. Monument Circle had approximately $76,000 of rental income and $293,000 of operating expenses for the three months ended March 31, 2025.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

Prior to February 26, 2026 when we repaid in full our variable interest rate debt in its entirety, we had been exposed to changes in interest rates primarily from these floating rate borrowing arrangements. As of March 31, 2026, there were no outstanding borrowings subject to variable rates.

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”), which could materially affect our business, financial condition or future results. The risks described in the 2025 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any repurchases of any equity securities during the three months ended March 31, 2026.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6.  Exhibits

Exhibit No.	Description

3.1 (1)	Articles of Incorporation, as amended.

3.2 (2)	Amended and Restated By-laws.

10.1 (3)	Credit Agreement, dated February 26, 2026, among FSP Corp., Alter Domus (US) LLC and the lenders party thereto.

31.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Corp.’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Corp.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Comprehensive Income (Loss); and (vi) the Notes to Consolidated Financial Statements.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: April 28, 2026	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: April 28, 2026	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)