Form 10-Q
period 2026-06-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2026-07-28
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026.

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

The number of shares of common stock outstanding as of July 23, 2026, was 104,011,708.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
June 30, 2026

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share and par value amounts)	2026	2025
Assets:
Real estate assets:
Land	$95,782	$98,883
Buildings and improvements	1,053,670	1,091,728
Fixtures and equipment	11,220	11,572
	1,160,672	1,202,183
Less accumulated depreciation	402,633	408,461
Real estate assets, net	758,039	793,722
Acquired real estate leases, less accumulated amortization of $15,468 and $14,648, respectively	1,670	2,490
Assets held for sale	17,987	—
Cash, cash equivalents and restricted cash	22,459	30,571
Tenant rent receivables	1,436	471
Straight-line rent receivable	37,411	38,744
Prepaid expenses and other assets	4,445	4,080
Office computers and furniture, net of accumulated depreciation of $990 and $1,047, respectively	132	136
Deferred leasing commissions, net of accumulated amortization of $13,832 and $14,571, respectively	21,275	22,670
Total assets	$864,854	$892,884

Liabilities and Stockholders’ Equity:
Liabilities:
Initial Term Loans, less unamortized financing costs and OID of $21,864	$253,136	$—
Term loans payable, less unamortized financing costs of $441	—	125,555
Series A & Series B Senior Notes, less unamortized financing costs of $236	—	122,686
Accounts payable and accrued expenses	24,220	28,724
Accrued compensation	349	2,394
Tenant security deposits	6,207	6,198
Lease liability	923	316
Acquired unfavorable real estate leases, less accumulated amortization of $59 and $56, respectively	31	34
Total liabilities	284,866	285,907

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 104,011,708 and 103,690,340 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,335,766	1,335,586
Accumulated distributions in excess of accumulated earnings	(755,788)	(728,619)
Total stockholders’ equity	579,988	606,977
Total liabilities and stockholders’ equity	$864,854	$892,884

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025

Revenues:
Rental	$26,355	$26,715	$52,580	$53,822
Total revenues	26,355	26,715	52,580	53,822
Expenses:
Real estate operating expenses	10,006	10,701	20,296	20,796
Real estate taxes and insurance	4,550	4,191	8,793	9,560
Depreciation and amortization	10,432	10,626	21,012	21,450
General and administrative	2,401	3,281	5,070	6,765
Interest	7,987	6,339	14,799	12,030
Total expenses	35,376	35,138	69,970	70,601

Loss on extinguishment of debt	—	(3)	(1,267)	(5)
Gain (loss) on sale of properties and impairment of assets held for sale, net	(7,691)	384	(7,691)	(12,900)
Interest income	157	248	320	507
Loss before taxes	(16,555)	(7,794)	(26,028)	(29,177)
Tax expense	50	82	104	134

Net loss	$(16,605)	$(7,876)	$(26,132)	$(29,311)

Weighted average number of shares outstanding, basic and diluted	103,810	103,610	103,751	103,589

Net loss per share, basic and diluted	$(0.16)	$(0.08)	$(0.25)	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands, except per share amounts)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2024	103,567	$10	$1,335,361	$—	$(679,514)	$655,857
Comprehensive loss	—	—	—	—	(21,435)	(21,435)
Distributions $0.01 per share of common stock	—	—	—	—	(1,036)	(1,036)
Balance, March 31, 2025	103,567	$10	$1,335,361	$—	$(701,985)	$633,386
Comprehensive loss	—	—	—	—	(7,876)	(7,876)
Equity-based compensation	123	—	225	—	—	225
Distributions $0.01 per share of common stock	—	—	—	—	(1,035)	(1,035)
Balance, June 30, 2025	103,690	$10	$1,335,586	$—	$(710,896)	$624,700

Balance, December 31, 2025	103,690	$10	$1,335,586	$—	$(728,619)	$606,977
Comprehensive loss	—	—	—	—	(9,527)	(9,527)
Distributions $0.01 per share of common stock	—	—	—	—	(1,037)	(1,037)
Balance, March 31, 2026	103,690	$10	$1,335,586	$—	$(739,183)	$596,413
Comprehensive loss	—	—	—	—	(16,605)	(16,605)
Equity-based compensation	322	—	180	—	—	180
Balance, June 30, 2026	104,012	$10	$1,335,766	$—	$(755,788)	$579,988

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(26,132)	$(29,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	23,763	22,818
Amortization of above and below market leases	(1)	—
Shares issued as compensation	180	225
Loss on extinguishment of debt	1,267	5
Loss on sale of properties and impairment of assets held for sale, net	7,691	12,900
Changes in operating assets and liabilities:
Tenant rent receivables	(965)	(285)
Straight-line rents	951	(4)
Lease acquisition costs	(269)	(115)
Prepaid expenses and other assets	239	(287)
Accounts payable and accrued expenses	(5,171)	(10,924)
Accrued compensation	(2,045)	(1,186)
Tenant security deposits	9	52
Payment of deferred leasing commissions	(1,634)	(2,247)
Net cash used in operating activities	(2,117)	(8,359)
Cash flows from investing activities:
Property improvements, fixtures and equipment	(5,834)	(7,320)
Proceeds received from sales of properties	—	6,099
Net cash used in investing activities	(5,834)	(1,221)
Cash flows from financing activities:
Distributions to stockholders	(1,037)	(2,071)
Proceeds received from Initial Term Loans	258,500	—
Cost of extinguished debt	(1,018)	—
Repayments of Term Loans payable	(125,995)	(260)
Repayments of Series A&B Senior Notes	(122,922)	(254)
Deferred financing costs	(7,689)	—
Net cash used in financing activities	(161)	(2,585)
Net decrease in cash, cash equivalents and restricted cash	(8,112)	(12,165)
Cash, cash equivalents and restricted cash, beginning of year	30,571	42,683
Cash, cash equivalents and restricted cash, end of period	$22,459	$30,518

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$12,376	$10,176
Taxes	$210	$304
Non-cash investing activities:
Accrued costs for purchases of real estate assets	$1,434	$1,379
Non-cash financing activities:
Initial Term Loan original issue discount	$16,500	$—

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

As of June 30, 2026, the Company owned and operated a portfolio of real estate consisting of 14 operating properties. The Company may pursue, on a selective basis, the sale of its properties in order to take advantage of the value creation and demand for its properties, for geographic, property specific reasons or for other general corporate purposes.

Properties

The following table summarizes the Company’s number of owned properties and rentable square feet of real estate.

	As of June 30,
	2026	2025
Owned and Consolidated Properties:
Number of properties (1)	14	14
Rentable square feet	4,809,487	4,807,663

(1) Includes one property that was classified as an asset held for sale as of June 30, 2026.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other period.

The Company does not have any comprehensive loss other than what is included in net loss. If the Company has any comprehensive loss in the future such that a statement of comprehensive loss would be necessary, the Company will include such statement in a separate consolidated statement of comprehensive loss.

Financial Instruments

The Company estimates that the carrying values of cash and cash equivalents, restricted cash, receivables, prepaid expenses, accounts payable and accrued expenses, accrued compensation, and tenant security deposits approximate their fair values based on their short-term maturity and the term loans payable approximate their fair values as they are at rates that are at market for similar investments.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows.

	June 30,	June 30,
(in thousands)	2026	2025
Cash and cash equivalents	$22,459	$29,368
Restricted cash	—	1,150
Total cash, cash equivalents and restricted cash	$22,459	$30,518

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

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancellable with 30 days’ notice. The Company did not recognize asset management fee income from non-consolidated entities for each of the three and six months ended June 30, 2026 and 2025.

The Company did not recognize interest income and fees from the Sponsored REIT Loan for the six months ended June 30, 2025.

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

As of June 30, 2026, there were no drawn balances on the Delayed Draw Term Loans and the remaining balance of the unamortized original issue discount and the unamortized deferred financing costs amounted to approximately $14.9 million and $7.0 million, respectively.

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

The Credit Agreement also contains financial covenants that require the Company to maintain (i) a minimum tangible net worth $424,884,000 plus 70% of the aggregate net proceeds received by the Company in connection with any offering of stock or other equity in the Company after December 31, 2025 (with a step-down based on 70% of the impairment charge and/or loss resulting from dispositions of the mortgaged properties of the Company and its subsidiaries, or such other amount as agreed to by the Company and the Lenders) and (ii) a minimum liquidity of not less than $5,000,000 in cash or cash equivalents. The Company was in compliance with the Credit Agreement financial covenants as of June 30, 2026.

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

3.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of Company shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at each of June 30, 2026 and 2025.

4.  Stockholders’ Equity

As of June 30, 2026, the Company had 104,011,708 shares of common stock outstanding. The Company declared and paid dividends as follows (in thousands, except per share amounts):

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

On May 30, 2025 and May 28, 2026, the Company granted shares under the Plan to non-employee directors with the compensation cost related to such grants indicated in the table below, which was recognized during the three months ended June 30, 2025 and June 30, 2026, respectively, and is included in general and administrative expenses for such period. Such shares were fully vested on the date of issuance.

	Shares Available	Compensation
	for Grant	Cost

Balance December 31, 2024	1,365,886	$1,991,238
Shares granted 2025	(123,625)	224,998
Balance December 31, 2025	1,242,261	$2,216,236
Shares granted 2026	(321,368)	179,998
Balance June 30, 2026	920,893	$2,396,234

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

One such restriction is that the Company generally cannot own more than 10% of the voting power or value of the securities of any one issuer unless the issuer is itself a REIT or a taxable REIT subsidiary (“TRS”). In the case of TRSs, the Company’s ownership of securities in all TRSs generally cannot exceed 20% (25% of taxable years beginning on or before December 31, 2017) of the value of all of the Company’s assets and, when considered together with other non-real estate assets, cannot exceed 25% of the value of all of the Company’s assets. FSP Investments LLC and FSP Protective TRS Corp. are the Company’s taxable REIT subsidiaries operating as taxable corporations under the Code. The TRSs have gross amounts of net operating losses (“NOLs”) available to those taxable corporations of $5.0 million and $4.9 million as of December 31, 2025 and December 31, 2024, respectively. The NOLs created prior to 2018 will expire between 2030 and 2037 and the NOLs generated after 2017 will not expire. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured. The Company is expecting to use approximately $79,000 of the TRS’s NOLs in 2026 to offset federal income tax related to the activities of the TRSs; therefore, approximately $79,000 of the valuation allowances were reversed during the six months ended June 30, 2026.

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

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Company’s prior sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the gross NOLs available as the realization of any tax benefits remaining from such NOLs is not assured. The gross amount of NOLs available to the Company was approximately $150.8 million as of both June 30, 2026 and December 31, 2025.

Income Tax Expense

The Company is subject to a business tax known as the Revised Texas Franchise Tax. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax. The Company recorded a provision for the Revised Texas Franchise Tax of $100,000 and $103,000 for the six months ended June 30, 2026 and 2025, respectively.

The income tax expense reflected in the consolidated statements of operations relates primarily to a franchise tax on the Company’s Texas properties and federal income tax related to the TRSs.

	For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025

Federal Income Tax	$4	$31
Revised Texas Franchise Tax	100	103
Other Taxes	—	—
Tax expense	$104	$134

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

For the six months ended June 30, 2026 and 2025, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:
	For the Six Months Ended June 30,
(in thousands)	2026	2025
Income from leases (1)	$53,530	$53,819
	$53,530	$53,819

(1) Includes amounts recognized from variable lease payments of $15,573 and $15,929 for the six months ended June 30, 2026 and 2025, respectively.

7. Disposition of Properties and Assets Held for Sale

During the three months ended June 30, 2026, the Company entered into an agreement to sell its Greenwood Plaza property located in Englewood, Colorado for a gross sales price of approximately $19.4 million and an expected loss of $7.7 million. The Company reclassified $18.0 million of its office property as an asset held for sale as of June 30, 2026, which is comprised of $24.2 million of real estate assets, net of accumulated depreciation, $0.7 million of straight-line rents receivable, and $0.8 million of deferred leasing commissions, net of accumulated amortization. The Company recorded the property at the fair value less cost to sell, which was less than the carrying value and resulted in an impairment of $7.7 million in the three months ended June 30, 2026. The reclassification is a non-cash investing activity on the statement of cash flows. The Company estimated the fair value of the property, less estimated costs to sell, using the offers to purchase the property made by third parties (Level 3 inputs, as there is no active market). The Company closed on the sale of the property on July 8, 2026.

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

The operating results for the significant properties that the Company disposed of or classified as assets held for sale are summarized below:

	Three months ended June 30,				Six months ended June 30,
(in thousands)	2026		2025		2026		2025
Rental revenue	$	$ 1,057	$	$ 1,062	$	$ 2,123	$	$ 2,093
Rental operating expenses		(418)		(394)		(825)		(766)
Real estate taxes and insurance		3		(198)		(170)		(397)
Depreciation and amortization		(349)		(347)		(694)		(695)
(Loss) income from dispositions and assets held for sale		$293		$123		$434		$235

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

The calculations of Segment NOI are shown in the following table:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2026	June 30, 2026	June 30, 2025	June 30, 2025
Total consolidated revenues	$26,355	$52,580	$26,715	$53,822

Reconciling items:
Amortization of above/below market leases	(1)	(1)	—	—
Less:
Real estate operating expenses	10,006	20,296	10,701	20,796
Real estate taxes and insurance	4,550	8,793	4,191	9,560
Segment NOI	$11,798	$23,490	$11,823	$23,466

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Reconciliation to Net loss	June 30, 2026	June 30, 2026	June 30, 2025	June 30, 2025
Net loss	$(16,605)	$(26,132)	$(7,876)	$(29,311)
Add (deduct):
Loss on extinguishment of debt	—	1,267	3	5
(Gain) loss on sale of properties and impairment of assets held for sale, net	7,691	7,691	(384)	12,900
Depreciation and amortization	10,432	21,012	10,626	21,450
Amortization of above/below market leases	(1)	(1)	—	—
General and administrative	2,401	5,070	3,281	6,765
Interest expense	7,987	14,799	6,339	12,030
Interest income	(157)	(320)	(248)	(507)
Tax expense	50	104	82	134
Segment NOI	$11,798	$23,490	$11,823	$23,466

9.  Subsequent Events

On July 8, 2026, the Company sold its Greenwood Plaza property located in Englewood, Colorado for a gross sales price of $19.4 million at a loss of approximately $7.7 million, which had been recorded as an impairment as of June 30, 2026. On July 8, 2026, the Company used approximately $8.5 million of the net proceeds from the disposition for the repayment of the Initial Term Loans, including interest and fees.

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

As of June 30, 2026, all of our total owned portfolio, consisting of approximately 4.8 million square feet, was located in Dallas, Denver, Houston and Minneapolis.

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

On July 8, 2026, we sold our Greenwood Plaza property located in Englewood, Colorado for a gross sales price of $19.4 million at a loss of approximately $7.7 million, which had been recorded as an impairment as of June 30, 2026. On July 8, 2026, we used approximately $8.5 million of the net proceeds from the disposition for the repayment of the Initial Term Loans (defined below in Liquidity and Capital Resources—TPG Term Loans), including interest and fees

Our review of potential strategic alternatives remains ongoing. While the capital markets environment for office assets remains uneven and transaction volume for office assets continues to be below historical levels, with constrained liquidity and limited participation from traditional institutional investors, and buyer activity remains more heavily weighted toward private, opportunistic, and non-traditional capital, we believe we are beginning to observe early signs of stabilization, which may represent the initial stages of a broader recovery over time.

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

Real Estate Operations

As of June 30, 2026, our real estate portfolio was comprised of 14 owned properties, which we refer to as our owned properties. Our owned properties were approximately 67.4% leased as of June 30, 2026, a decrease from 68.9% leased as of December 31, 2025. The 1.5% decrease in leased space was primarily a result of lease expirations exceeding new executed leases during the six months ended June 30, 2026. As of June 30, 2026, we had approximately 1,569,000 square feet of vacancy in our owned properties compared to approximately 1,497,000 square feet of vacancy at December 31, 2025. During the six months ended June 30, 2026, we leased approximately 170,000 square feet of office space in our owned properties, of which approximately 120,000 square feet were with existing tenants, at a weighted average term of 6.3 years. On average, tenant improvements for such leases were $33.32 per square foot, lease commissions were $11.31 per square foot and rent concessions were approximately five months of free rent. Average GAAP base rents under such leases were $34.34 per square foot, or 7.4% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2025.

As of June 30, 2026, leases for approximately 3.0% and 11.5% of the square footage in our owned portfolio are scheduled to expire during 2026 and 2027, respectively. As the third quarter of 2026 begins, we believe that:

•approximately half of our operating properties are stabilized with leased occupancy of 75% or more; and

•our remaining operating properties are value add in nature with leased occupancy of less than 75%.

Existing vacancy is being actively marketed to numerous potential tenants. While leasing activity at our properties has continued, we believe that the impact of geopolitical events, current economic conditions and the long-term impact of the COVID-19 pandemic may limit or delay new tenant leasing during at least the third quarter of 2026 and potentially in future periods.

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

Dispositions of Properties and Assets Held for Sale

During the three months ended June 30, 2026, the Company entered into an agreement to sell its Greenwood Plaza property located in Englewood, Colorado for a gross sales price of approximately $19.4 million and an expected loss of $7.7 million, which was recorded as an impairment as of June 30, 2026. The property was sold on July 8, 2026 and we used approximately $8.5 million of the net proceeds from the disposition for the repayment of the Initial Term Loans (defined below in Liquidity and Capital Resources—TPG Term Loans), including interest and fees.

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

The disposition of these properties do not represent a strategic shift that has a major effect on our operations and financial results. Our current strategy is to focus on the sunbelt and mountain west regions of the United States. Accordingly, the properties sold remained classified within continuing operations for all periods presented.

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

Results of Operations

The following table shows financial results for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
(in thousands)	2026	2025	Change
Revenues:
Rental	$26,355	$26,715	$(360)
Total revenues	26,355	26,715	(360)
Expenses:
Real estate operating expenses	10,006	10,701	(695)
Real estate taxes and insurance	4,550	4,191	359
Depreciation and amortization	10,432	10,626	(194)
General and administrative	2,401	3,281	(880)
Interest	7,987	6,339	1,648
Total expenses	35,376	35,138	238

Loss on extinguishment of debt	—	(3)	3
Gain (loss) on sale of properties and impairment of assets held for sale, net	(7,691)	384	(8,075)
Interest income	157	248	(91)
Loss before taxes	(16,555)	(7,794)	(8,761)
Tax expense	50	82	(32)
Net loss	$(16,605)	$(7,876)	$(8,729)

Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025:

Revenues

Total revenues decreased by $0.4 million to $26.4 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $0.4 million arising primarily from the sale of one property in 2025 and other losses of rental income from lease expirations during the periods presented. These decreases were partially offset by rental income earned from leases commencing after June 30, 2025. Our leased space in our owned properties was 67.4% as of June 30, 2026 and 69.1% as of June 30. 2025.

Expenses

Total expenses increased by $0.2 million to $35.4 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily a result of:

●	An increase in interest expense of approximately $1.6 million. The increase was primarily due to a higher principal amount of debt outstanding and a larger amortization of deferred financing costs and original issue discount (“OID”), during the three months ended June 30, 2026 compared to the same period in 2025.

This increase was partially offset by:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $0.3 million.
●	A decrease in depreciation and amortization of approximately $0.2 million, which was primarily attributable to the property disposition noted above.

●	A decrease in general and administrative expenses of $0.9 million, which was primarily attributable to lower personnel costs during the three months ended June 30, 2026.

Loss on sale of properties and impairment on an asset held for sale

During the three months ended June 30, 2026, we entered into an agreement to sell our Greenwood Plaza property located in Englewood, Colorado for a gross sales price of approximately $19.4 million and an expected loss of $7.7 million, which was recorded as an impairment. We classified the property as an asset held for sale as of June 30, 2026. The property was sold on July 8, 2026.

On April 7, 2025, Monument Circle entered into a purchase and sale agreement to sell its property located in Indianapolis, Indiana for a gross sales price of $6.0 million. We estimated the fair value of this property, less estimated costs to sell, based on the purchase price set forth in the letter of intent to purchase the property that Monument Circle entered into with the third party, which resulted in recording an impairment loss of $13.3 million that was decreased by $0.4 million during the three months ended June 30, 2025, for final sale adjustments after the sale was completed on June 6, 2025.

Interest income

During the three months ended June 30, 2026 and June 30, 2025, we invested disposition proceeds in an interest-bearing account and earned $0.2 million and $0.2 million, respectively, in interest income.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which was $49,000 during the three months ended June 30, 2026, compared to $51,000 during the three months ended June 30, 2025.

Net loss

Net loss for the three months ended June 30, 2026 was $16.6 million, compared to a net loss of $7.9 million for the three months ended June 30, 2025, for the reasons described above.

The following table shows financial results for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
(in thousands)	2026	2025	Change
Revenues:
Rental	$52,580	$53,822	$(1,242)
Total revenues	52,580	53,822	(1,242)
Expenses:
Real estate operating expenses	20,296	20,796	(500)
Real estate taxes and insurance	8,793	9,560	(767)
Depreciation and amortization	21,012	21,450	(438)
General and administrative	5,070	6,765	(1,695)
Interest	14,799	12,030	2,769
Total expenses	69,970	70,601	(631)

Loss on extinguishment of debt	(1,267)	(5)	(1,262)
Loss on sale of properties and impairment of assets held for sale, net	(7,691)	(12,900)	5,209
Interest income	320	507	(187)
Loss before taxes	(26,028)	(29,177)	3,149
Tax expense	104	134	(30)
Net loss	$(26,132)	$(29,311)	$3,179

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025:

Revenues

Total revenues decreased by $1.2 million to $52.6 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $1.2 million arising primarily from the sale of one property in 2025 and other losses of rental income from lease expirations during the periods presented. These decreases were partially offset by rental income earned from leases commencing after June 30, 2025. Our leased space in our owned properties was 67.4% as of June 30, 2026 and 69.1% as of June 30, 2025.

Expenses

Total expenses decreased by $0.6 million to $70.0 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $1.3 million.
●	A decrease in depreciation and amortization of approximately $0.4 million, which was primarily attributable to the property disposition noted above.
●	A decrease in general and administrative expenses of $1.7 million, which was primarily attributable to lower personnel costs during the six months ended June 30, 2026.

These decreases were partially offset by:

●	An increase in interest expense of approximately $2.8 million. The increase was primarily due to a higher principal amount of debt outstanding and a larger amortization of deferred financing costs and OID during the six months ended June 30, 2026 compared to the same period in 2025.

Loss on extinguishment of debt

During the six months ended June 30, 2026 and 2025, we repaid debt and incurred losses on extinguishment of debt of approximately $1.3 million and $5,000, respectively. The amounts during the six months ended June 30, 2026 are related to debt deal costs incurred from debt refinanced in February 2026 and the write-off of unamortized deferred financing and OID costs on the dates of debt repayments in 2026.

Loss on sale of properties and impairment on asset held for sale

During the six months ended June 30, 2026, we entered into an agreement to sell our Greenwood Plaza property located in Englewood, Colorado for a gross sales price of approximately $19.4 million and an expected loss of $7.7 million, which was recorded as an impairment. We classified the property as an asset held for sale as of June 30, 2026. The property was sold on July 8, 2026.

On April 7, 2025, Monument Circle entered into a purchase and sale agreement to sell its property located in Indianapolis, Indiana for a gross sales price of $6.0 million. We estimated the fair value of this property, less estimated costs to sell, based on the purchase price set forth in the letter of intent to purchase the property that Monument Circle entered into with the third party, which resulted in recording an impairment loss of $13.3 million that was decreased by $0.4 million during the three months ended June 30, 2025, for final sale adjustments after the sale was completed on June 6, 2025.

Interest income

During the six months ended June 30, 2026 and June 30, 2025, we invested disposition proceeds in an interest-bearing account and earned $0.3 million and $0.5 million, respectively, in interest income.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties and which was $100,000 during the six months ended June 30, 2026, compared to $103,000 during the six months ended June 30, 2025.

Net loss

Net loss for the six months ended June 30, 2026 was $26.1 million, compared to a net loss of $29.3 million for the six months ended June 30, 2025, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands):	2026	2025	2026	2025
Net loss	$(16,605)	$(7,876)	$(26,132)	$(29,311)
Loss on sale of properties and impairment of asset held for sale, net	7,691	(384)	7,691	12,900
Amortization of favorable leases	(1)	—	(1)	—
Depreciation and amortization	10,432	10,626	21,012	21,450
NAREIT FFO	1,517	2,366	2,570	5,039
Lease Acquisition costs	49	150	147	204

Funds From Operations	$1,566	$2,516	$2,717	$5,243

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

Net Operating Income (NOI)*

	Rentable
	Square
	Feet	Three Months Ended		Six Months Ended	Three Months Ended		Six Months Ended	Inc	%
(in thousands)	or RSF	31-Mar-26	30-Jun-26	30-Jun-26	31-Mar-25	30-Jun-25	30-Jun-25	(Dec)	Change
Region
MidWest	758	$1,372	$1,466	$2,838	$1,356	$1,758	$3,114	$(276)	(8.9)%
South	1,908	4,692	4,479	9,171	4,331	4,393	8,724	447	5.1%
West	2,143	5,397	5,607	11,004	5,849	5,516	11,365	(361)	(3.2)%
Property NOI* from Owned Properties	4,809	11,461	11,552	23,013	11,536	11,667	23,203	(190)	(0.8)%
Disposition and Acquisition Properties (a)	-	(10)	—	(10)	(193)	(108)	(301)	291	1.2%
Property NOI*	4,809	$11,451	$11,552	$23,003	$11,343	$11,559	$22,902	$101	0.4%

Same Store		$11,461	$11,552	$23,013	$11,536	$11,667	$23,203	$(190)	(0.8)%

Less Nonrecurring
Items in NOI* (b)		52	347	399	55	52	107	292	(1.3)%

Comparative
Same Store		$11,409	$11,205	$22,614	$11,481	$11,615	$23,096	$(482)	(2.1)%

		Three Months Ended		Six Months Ended	Three Months Ended		Six Months Ended
Reconciliation to Net Loss		31-Mar-26	30-Jun-26	30-Jun-26	31-Mar-25	30-Jun-25	30-Jun-25
Net loss		$(9,527)	$(16,605)	$(26,132)	$(21,435)	$(7,876)	$(29,311)
Add (deduct):
Loss on extinguishment of debt		1,267	—	1,267	2	3	5
(Gain) loss on sale of properties and impairment of assets held for sale, net		—	7,691	7,691	13,284	(384)	12,900
Management fee income		(375)	(311)	(686)	(380)	(334)	(714)
Depreciation and amortization		10,580	10,432	21,012	10,824	10,626	21,450
Amortization of above/below market leases		—	(1)	(1)	—	—	—
General and administrative		2,669	2,401	5,070	3,484	3,281	6,765
Interest expense		6,812	7,987	14,799	5,691	6,339	12,030
Interest income		(163)	(157)	(320)	(259)	(248)	(507)
Non-property specific items, net		188	115	303	132	152	284

Property NOI*		$11,451	$11,552	$23,003	$11,343	$11,559	$22,902
(a)	We define Disposition and Acquisition Properties as properties that were sold or acquired or consolidated and do not have operating activity for all periods presented.
(b)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the six months ended June 30, 2026 for our owned properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	June 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2026 (a)	Square Feet (b)

121 South 8th Street	Minneapolis	MN	1974	297,744	219,080	73.6%	$24.44
801 Marquette Ave	Minneapolis	MN	1923/2017	129,691	119,108	91.8%	27.13
Plaza Seven	Minneapolis	MN	1987	330,096	157,390	47.7%	32.32
Midwest Total				757,531	495,578	65.4%	27.59
Park Ten	Houston	TX	1999	157,609	133,684	84.8%	27.40
Addison Circle	Addison	TX	1999	289,333	186,128	64.3%	35.59
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	27.86
Park Ten Phase II	Houston	TX	2006	156,746	119,158	76.0%	29.09
Liberty Plaza	Addison	TX	1985	217,841	143,100	65.7%	25.66
Legacy Tennyson Center	Plano	TX	1999/2008	209,562	127,561	60.9%	32.18
Westchase I & II	Houston	TX	1983/2008	629,025	383,013	60.9%	25.41
South Total				1,908,515	1,341,043	70.3%	28.47
1999 Broadway	Denver	CO	1986	682,639	329,646	48.3%	34.27
1001 17th Street	Denver	CO	1977/2006	652,423	478,944	73.4%	34.64
600 17th Street	Denver	CO	1982	612,143	414,788	67.8%	34.69
Greenwood Plaza	Englewood	CO	2000	196,236	127,573	65.0%	31.46
West Total				2,143,441	1,350,951	63.0%	34.26

Total Owned Properties				4,809,487	3,187,572	66.3%	$30.79
(a)	Based on weighted occupied square feet for the six months ended June 30, 2026, including month-to-month tenants, divided by the applicable property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the six months ended June 30, 2026, per weighted occupied square foot.

Liquidity and Capital Resources

Cash and cash equivalents were $22.5 million and $30.6 million as of June 30, 2026 and December 31, 2025, respectively. The decrease of $8.1 million is attributable to $2.1 million used in operating activities, less $5.8 million used in investing activities less $0.2 million used in financing activities. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations, use of our Delayed Draw Term Loans (as defined below) and proceeds from property dispositions. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to pay any dividends to stockholders in the future will depend in significant part upon the level of rental income from our real properties, property dispositions and our interest costs.

Operating Activities

Cash used in operating activities for the six months ended June 30, 2026, of $2.1 million is primarily attributable to a net loss of $26.1 million, excluding an impairment on an asset held for sale of $7.7 million plus the add-back of $26.2 million of non-cash expenses, less a decrease in accounts payable and accrued compensation of $7.2 million, less an increase in payment of deferred leasing commissions of $1.6 million, less an increase in tenant receivables of $1.0 million, less an increase in lease acquisition costs of $0.3 million plus an increase in prepaid expenses of $0.2 million.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2026, of $5.8 million is primarily attributable to purchases of other real estate assets and office equipment investments.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2026 of $0.2 million is primarily attributable to funding from our Term Loan of $258.5 million less payment of distributions to stockholders of $1.0 million, costs of extinguishment of debt of $1.0 million, the repayment of $249.0 million of our debt that was refinanced with the Term Loan and deferred financing costs of $7.7 million.

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

Other Considerations

We generally pay the ordinary annual operating expenses of our owned and consolidated properties from the rental revenue generated by the properties. For the three and six months ended June 30, 2026 and 2025, respectively, the rental income exceeded the expenses for each individual property, with the exception of Monument Circle’s property for the three and six months ended June 30, 2025. Monument Circle sold its property on June 6, 2025. Monument Circle had approximately $56,000 and $132,000 of rental income and $157,000 and $450,000 of operating expenses for the three and six months ended June 30, 2025, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

Prior to February 26, 2026 when we repaid in full our variable interest rate debt in its entirety, we had been exposed to changes in interest rates primarily from these floating rate borrowing arrangements. As of June 30, 2026, there were no outstanding borrowings subject to variable rates.

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any repurchases of any equity securities during the three months ended June 30, 2026.

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

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Comprehensive Income (Loss); and (vi) the Notes to Consolidated Financial Statements.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: July 28, 2026	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: July 28, 2026	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)