Form 10-Q
period 2026-09-30
FRANKLIN STREET PROPERTIES CORP /MA/
filed 2026-10-27
CIK 1031316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026.

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

The number of shares of common stock outstanding as of October 22, 2026, was 104,011,708.

Franklin Street Properties Corp.
Form 10-Q

Quarterly Report
September 30, 2026

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Franklin Street Properties Corp.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and par value amounts)	2026	2025
Assets:
Real estate assets:
Land	$95,783	$98,883
Buildings and improvements	1,056,178	1,091,728
Fixtures and equipment	11,255	11,572
	1,163,216	1,202,183
Less accumulated depreciation	408,937	408,461
Real estate assets, net	754,279	793,722
Acquired real estate leases, less accumulated amortization of $15,648 and $14,648, respectively	1,263	2,490
Cash, cash equivalents and restricted cash	34,851	30,571
Tenant rent receivables	1,493	471
Straight-line rent receivable	36,330	38,744
Prepaid expenses and other assets	4,096	4,080
Office computers and furniture, net of accumulated depreciation of $1,003 and $1,047, respectively	119	136
Deferred leasing commissions, net of accumulated amortization of $14,260 and $14,571, respectively	21,023	22,670
Total assets	$853,454	$892,884

Liabilities and Stockholders’ Equity:
Liabilities:
Initial Term Loans, less unamortized financing costs and OID of $19,554	$247,298	$—
Term loans payable, less unamortized financing costs of $441	—	125,555
Series A & Series B Senior Notes, less unamortized financing costs of $236	—	122,686
Accounts payable and accrued expenses	28,097	28,724
Accrued compensation	247	2,394
Tenant security deposits	6,056	6,198
Lease liability	842	316
Acquired unfavorable real estate leases, less accumulated amortization of $61 and $56, respectively	29	34
Total liabilities	282,569	285,907

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 180,000,000 shares authorized, 104,011,708 and 103,690,340 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,335,766	1,335,586
Accumulated distributions in excess of accumulated earnings	(764,891)	(728,619)
Total stockholders’ equity	570,885	606,977
Total liabilities and stockholders’ equity	$853,454	$892,884

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025

Revenues:
Rental	$24,934	$27,300	$77,514	$81,122
Total revenues	24,934	27,300	77,514	81,122
Expenses:
Real estate operating expenses	10,600	10,671	30,896	31,467
Real estate taxes and insurance	2,133	5,262	10,926	14,822
Depreciation and amortization	10,500	10,550	31,512	32,000
General and administrative	2,160	3,034	7,230	9,799
Interest	7,819	6,348	22,618	18,378
Total expenses	33,212	35,865	103,182	106,466

Loss on extinguishment of debt	(1,015)	(7)	(2,282)	(12)
Gain (loss) on sale of properties and impairment of assets held for sale, net	3	—	(7,688)	(12,900)
Interest income	244	249	564	756
Loss before taxes	(9,046)	(8,323)	(35,074)	(37,500)
Tax expense	57	3	161	137

Net loss	$(9,103)	$(8,326)	$(35,235)	$(37,637)

Weighted average number of shares outstanding, basic and diluted	104,012	103,690	103,839	103,623

Net loss per share, basic and diluted	$(0.09)	$(0.08)	$(0.34)	$(0.36)

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated	Distributions
			Additional	other	in excess of	Total
	Common Stock		Paid-In	comprehensive	accumulated	Stockholders’
(in thousands, except per share amounts)	Shares	Amount	Capital	income (loss)	earnings	Equity

Balance, December 31, 2024	103,567	$10	$1,335,361	$—	$(679,514)	$655,857
Comprehensive loss	—	—	—	—	(21,435)	(21,435)
Distributions $0.01 per share of common stock	—	—	—	—	(1,036)	(1,036)
Balance, March 31, 2025	103,567	$10	$1,335,361	$—	$(701,985)	$633,386
Comprehensive loss	—	—	—	—	(7,876)	(7,876)
Equity-based compensation	123	—	225	—	—	225
Distributions $0.01 per share of common stock	—	—	—	—	(1,035)	(1,035)
Balance, June 30, 2025	103,690	$10	$1,335,586	$—	$(710,896)	$624,700
Comprehensive loss	—	—	—	—	(8,326)	(8,326)
Distributions $0.01 per share of common stock	—	—	—	—	(1,037)	(1,037)
Balance, September 30, 2025	103,690	$10	$1,335,586	$—	$(720,259)	$615,337

Balance, December 31, 2025	103,690	$10	$1,335,586	$—	$(728,619)	$606,977
Comprehensive loss	—	—	—	—	(9,527)	(9,527)
Distributions $0.01 per share of common stock	—	—	—	—	(1,037)	(1,037)
Balance, March 31, 2026	103,690	$10	$1,335,586	$—	$(739,183)	$596,413
Comprehensive loss	—	—	—	—	(16,605)	(16,605)
Equity-based compensation	322	—	180	—	—	180
Balance, June 30, 2026	104,012	$10	$1,335,766	$—	$(755,788)	$579,988
Comprehensive loss	—	—	—	—	(9,103)	(9,103)
Balance, September 30, 2026	104,012	$10	$1,335,766	$—	$(764,891)	$570,885

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Street Properties Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(35,235)	$(37,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	35,930	34,045
Amortization of above and below market leases	(1)	—
Shares issued as compensation	180	225
Loss on extinguishment of debt	2,282	12
Loss on sale of properties and impairment of assets held for sale, net	7,688	12,900
Changes in operating assets and liabilities:
Tenant rent receivables	(1,022)	(97)
Straight-line rents	2,036	(41)
Lease acquisition costs	(275)	(1,096)
Prepaid expenses and other assets	501	(498)
Accounts payable and accrued expenses	(2,621)	(4,274)
Accrued compensation	(2,147)	(462)
Tenant security deposits	(142)	21
Payment of deferred leasing commissions	(2,453)	(3,176)
Net cash provided by (used in) operating activities	4,721	(78)
Cash flows from investing activities:
Property improvements, fixtures and equipment	(9,755)	(12,608)
Proceeds received from sales of properties	17,993	6,100
Net cash provided by (used in) investing activities	8,238	(6,508)
Cash flows from financing activities:
Distributions to stockholders	(1,037)	(3,108)
Proceeds received from Initial Term Loans	258,500	—
Cost of extinguished debt	(1,388)	—
Repayments of Initial Term Loans	(8,148)	—
Repayments of Term Loans payable	(125,995)	(716)
Repayments of Series A&B Senior Notes	(122,922)	(698)
Deferred financing costs	(7,689)	—
Net cash used in financing activities	(8,679)	(4,522)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,280	(11,108)
Cash, cash equivalents and restricted cash, beginning of year	30,571	42,683
Cash, cash equivalents and restricted cash, end of period	$34,851	$31,575

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$18,530	$13,526
Taxes	$210	$304
Non-cash investing activities:
Accrued costs for purchases of real estate assets	$2,767	$1,313
Non-cash financing activities:
Initial Term Loan original issue discount	$16,500	$—

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

As of September 30, 2026, the Company owned and operated a portfolio of real estate consisting of 13 operating properties. The Company may pursue the sale of its properties in order to take advantage of the value creation and demand for its properties, for geographic, property specific reasons or for other general corporate purposes.

Properties

The following table summarizes the Company’s number of owned properties and rentable square feet of real estate.

	As of September 30,
	2026	2025
Owned and Consolidated Properties:
Number of properties	13	14
Rentable square feet	4,613,251	4,807,663

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other period.

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

	September 30,	September 30,
(in thousands)	2026	2025
Cash and cash equivalents	$34,251	$31,425
Restricted cash (1)	600	150
Total cash, cash equivalents and restricted cash	$34,851	$31,575

(1) Includes $89 at September 30, 2025 pertaining to FSP Monument Circle LLC, which the Company was unable to utilize for its own operational purposes.

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

Management fees and interest income from loans:

Asset management fees range from 1% to 5% of collected rents and the applicable contracts are cancellable with 30 days’ notice. The Company did not recognize asset management fee income from non-consolidated entities for each of the three and nine months ended September 30, 2026 and 2025.

The Company did not recognize interest income and fees from the Sponsored REIT Loan for the nine months ended September 30, 2025.

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

On July 8, 2026, the Company used a portion of the proceeds from the sale of a property to pay approximately $0.4 million of interest and fees and repay approximately $8.1 million principal amount of the Initial Term Loans indebtedness, of which $266.9 million remains outstanding as of September 30, 2026.

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

As of September 30, 2026, there were no drawn balances on the Delayed Draw Term Loans and the remaining balance of the unamortized original issue discount and the unamortized deferred financing costs amounted to approximately $13.3 million and $6.2 million, respectively.

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

The Credit Agreement also contains financial covenants that require the Company to maintain (i) a minimum tangible net worth $424,884,000 plus 70% of the aggregate net proceeds received by the Company in connection with any offering of stock or other equity in the Company after December 31, 2025 (with a step-down based on 70% of the impairment charge and/or loss resulting from dispositions of the mortgaged properties of the Company and its subsidiaries, or such other amount as agreed to by the Company and the Lenders) and (ii) a minimum liquidity of not less than $5,000,000 in cash or cash equivalents. The Company was in compliance with the Credit Agreement financial covenants as of September 30, 2026.

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

3.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of Company shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at each of September 30, 2026 and 2025.

4.  Stockholders’ Equity

As of September 30, 2026, the Company had 104,011,708 shares of common stock outstanding. The Company declared and paid dividends as follows (in thousands, except per share amounts):

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

	Shares Available	Compensation
	for Grant	Cost

Balance December 31, 2024	1,365,886	$1,991,238
Shares granted 2025	(123,625)	224,998
Balance December 31, 2025	1,242,261	$2,216,236
Shares granted 2026	(321,368)	179,998
Balance September 30, 2026	920,893	$2,396,234

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

are the Company’s taxable REIT subsidiaries operating as taxable corporations under the Code. The TRSs have gross amounts of net operating losses (“NOLs”) available to those taxable corporations of $5.0 million and $4.9 million as of December 31, 2025 and December 31, 2024, respectively. The NOLs created prior to 2018 will expire between 2030 and 2037 and the NOLs generated after 2017 will not expire. A valuation allowance is provided for the full amount of the NOLs as the realization of any tax benefits from such NOLs is not assured. The Company is expecting to use approximately $0.1 million of the TRS’s NOLs in 2026 to offset federal income tax related to the activities of the TRSs; therefore, approximately $0.1 million of the valuation allowances were reversed during the nine months ended September 30, 2026.

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

Net operating losses

Section 382 of the Code restricts a corporation’s ability to use net operating losses (“NOLs”) to offset future taxable income following certain “ownership changes.” Such ownership changes occurred with past mergers and accordingly a portion of the NOLs incurred by the Company’s prior sponsored REITs available for use by the Company in any particular future taxable year will be limited. To the extent that the Company does not utilize the full amount of the annual NOLs limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise, and the last of the Company’s NOLs will expire in 2027. A valuation allowance is provided for the full amount of the gross NOLs available as the realization of any tax benefits remaining from such NOLs is not assured. The gross amount of NOLs available to the Company was approximately $150.8 million as of both September 30, 2026 and December 31, 2025.

Income Tax Expense

The Company is subject to a business tax known as the Revised Texas Franchise Tax. Some of the Company’s leases allow reimbursement by tenants for these amounts because the Revised Texas Franchise Tax replaces a portion of the property tax for school districts. Because the tax base on the Revised Texas Franchise Tax is derived from an income based measure, it is considered an income tax. The Company recorded a provision for the Revised Texas Franchise Tax of $155,000 and $106,000 for the nine months ended September 30, 2026 and 2025, respectively.

The income tax expense reflected in the consolidated statements of operations relates primarily to a franchise tax on the Company’s Texas properties and federal income tax related to the TRSs.

	For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025

Federal Income Tax	$6	$31
Revised Texas Franchise Tax	155	106
Other Taxes	—	—
Tax expense	$161	$137

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

For the nine months ended September 30, 2026 and 2025, the Company recognized the following amounts of income relating to lease payments:

Income relating to lease payments:
	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Income from leases (1)	$79,549	$81,081
	$79,549	$81,081

(1) Includes amounts recognized from variable lease payments of $22,521 and $24,362 for the nine months ended September 30, 2026 and 2025, respectively.

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

On April 7, 2025, Monument Circle entered into a purchase and sale agreement to sell its property located in Indianapolis, Indiana to a third party for a gross sales price of $6.0 million. The property was sold on June 6, 2025 at a loss of $12.9 million, including an impairment loss of $13.3 million that was recorded during the three months ended March 31, 2025 and was decreased by $0.4 million for final sale adjustments during the three months ended June 30, 2025 after the sale was completed.

The operating results for the significant properties that the Company disposed of or classified as assets held for sale are summarized below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Rental revenue	$84	$1,094	$2,207	$3,185
Rental operating expenses	(17)	(448)	(842)	(1,213)
Real estate taxes and insurance	(11)	(199)	(181)	(595)
Depreciation and amortization	-	(339)	(694)	(1,034)
(Loss) income from dispositions and assets held for sale	$56	$108	$490	$343

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

The calculations of Segment NOI are shown in the following table:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2026	September 30, 2025	September 30, 2025
Total consolidated revenues	$24,934	$77,514	27,300	$81,122

Reconciling items:
Amortization of above/below market leases	—	(1)	—	—
Less:
Real estate operating expenses	10,600	30,896	10,671	31,467
Real estate taxes and insurance	2,133	10,926	5,262	14,822
Segment NOI	$12,201	$35,691	$11,367	$34,833

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Reconciliation to Net loss	September 30, 2026	September 30, 2026	September 30, 2025	September 30, 2025
Net loss	$(9,103)	$(35,235)	$(8,326)	$(37,637)
Add (deduct):
Loss on extinguishment of debt	1,015	2,282	7	12
(Gain) loss on sale of properties and impairment of assets held for sale, net	(3)	7,688	—	12,900
Depreciation and amortization	10,500	31,512	10,550	32,000
Amortization of above/below market leases	—	(1)	—	—
General and administrative	2,160	7,230	3,034	9,799
Interest expense	7,819	22,618	6,348	18,378
Interest income	(244)	(564)	(249)	(756)
Tax expense	57	161	3	137
Segment NOI	$12,201	$35,691	$11,367	$34,833

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, adverse changes in general economic or local market conditions, including as a result of the long-term effects of the COVID-19 pandemic, wars, terrorist attacks or other acts of violence, which may negatively affect the markets in which we and our tenants operate, impacts of changes in tariffs that the United States and other countries have announced or implemented, as well as any additional new tariffs, trade restrictions or export regulations that may be implemented or reversed in the future, inflation rates, interest rates, disruptions in the debt markets, economic conditions in the markets in which we own properties, risks of a lessening of demand for the types of real estate owned by us, adverse changes in energy prices, which if sustained, could negatively impact occupancy and rental rates in the markets in which we own properties, including energy-influenced markets such as Dallas, Denver and Houston, expectations for future potential property dispositions, which we may be unable to effect at acceptable terms and conditions, and if we are able to engage in such transactions, the timing thereof, expectations for future potential leasing activity, which are based on current judgments and current knowledge of management and with respect to which actual results may differ materially from such expectations, changes in government regulations and regulatory uncertainty, uncertainty about governmental fiscal policy, geopolitical events and expenditures that cannot be anticipated, such as utility rate and usage increases, delays in construction schedules, unanticipated increases in construction costs, unanticipated repairs, increases in the level of general and administrative costs as a percentage of revenues as revenues decrease as a result of property dispositions, additional staffing, insurance increases and real estate tax valuation reassessments. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

FSP Corp., or we or the Company, operates in a single reportable segment: real estate operations. The real estate operations market involves real estate rental operations, leasing, secured financing of real estate and services provided for asset management, property management, property acquisitions, dispositions and development. Our current strategy is to focus on infill and central business district office properties in the United States southwest and mountain west regions as well as select opportunistic markets. We believe that the United States southwest and mountain west regions have macro-economic drivers that have the potential to increase occupancies and rents. We are focused on long-term growth and appreciation.

As of September 30, 2026, all of our total owned portfolio, consisting of approximately 4.6 million square feet, was located in Dallas, Denver, Houston and Minneapolis.

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

In April 2026, we announced that our Board of Directors had expanded its ongoing review of strategic alternatives to include BofA Securities, Inc. and Jones Lang LaSalle Securities, LLC as financial co-advisors. We believe that our financial co-advisors bring complementary capabilities across capital markets, mergers and acquisitions, and asset level execution, positioning us to evaluate a broad range of potential transactions with the objective of maximizing shareholder value.

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

During the third quarter and into October, we continued the expanded strategic review process. The process has included extensive market outreach, multiple rounds of price discovery and evaluation of potential company, portfolio, subportfolio and individual asset transactions. However, office investment demand and liquidity remain uneven nationally and are challenged in several of our markets.

Based on the recommendations of our co-advisors and the results of the strategic review process to date, we have identified a number of individual asset and subportfolio sale opportunities that we intend to actively pursue in the fourth quarter. We will continue working with our co-advisors and prospective purchasers regarding these potential opportunities and any other potential transactions that may arise. Completion of any such sales or transactions will depend on reaching acceptable final pricing terms and counterparties completing due diligence processes and finalizing financing arrangements.

Operationally, we remain focused on improving occupancy, extending lease duration, prudently managing operating expenses, and allocating capital where we believe it can generate the greatest long-term value for our shareholders. Notably, we were successful in reducing general and administrative expenses for the nine months ended September 30, 2026 by $2.6 million compared to the nine months ended September 30, 2025 primarily as a result of lower personnel costs.

We also continue to prioritize leasing and occupancy improvement across our portfolio and have seen an increased number of larger prospective leasing opportunities across our markets. These efforts remain important because changes in occupancy, lease duration, capital requirements and tenant quality can materially affect the value and marketability of individual assets.

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

Economic Conditions

The global economy continues to experience significant disruptions as a result of various factors, including changes in U.S. trade or other policies or those policies of other nations, geopolitical events such as the conflicts in Ukraine and the Middle East, including Iran, increasing tensions with China, Europe and Canada, major political shifts domestically or internationally and continuing supply chain difficulties. In addition, various economic factors, including but not limited to, impacts of changes in tariffs that the United States and other countries have announced or implemented, as well as any additional new tariffs, trade restrictions or export regulations that may be implemented or reversed in the future, inflation and interest rates, may adversely affect the economy of the United States. Economic conditions directly affect the demand for office space, our primary income producing asset. In addition, the broad economic market conditions in the United States are typically affected by numerous other factors, including but not limited to, employment levels, energy prices, uncertainty about government fiscal, monetary, trade and tax policies, changes in currency exchange rates, the regulatory environment and the availability of credit. Increased interest rates could decrease the amount third parties are willing to pay for our assets and limit our ability to incur new debt or refinance existing debt when it matures. As of the date of this report, the impact of current economic conditions and geopolitical events and the long-term impact of the COVID-19 pandemic are adversely affecting the demand for office space in the United States.

Real Estate Operations

As of September 30, 2026, our real estate portfolio was comprised of 13 owned properties, which we refer to as our owned properties. Our owned properties were approximately 66.2% leased as of September 30, 2026, a decrease from 68.9% leased as of December 31, 2025. The 2.7% decrease in leased space was primarily a result of lease expirations exceeding new executed leases during the nine months ended September 30, 2026. As of September 30, 2026, we had approximately 1,558,000 square feet of vacancy in our owned properties compared to approximately 1,497,000 square feet of vacancy at December 31, 2025. During the nine months ended September 30, 2026, we leased approximately 226,000 square feet of office space in our owned properties, of which approximately 163,000 square feet were with existing tenants, at a weighted average term of 6.8 years. On average, tenant improvements for such leases were $32.10 per square foot, lease commissions were $10.90 per square foot and rent concessions were approximately five months of free rent. Average GAAP base rents under such leases were $33.57 per square foot, or 11.5% higher than average rents in the respective properties as applicable compared to the year ended December 31, 2025.

As of September 30, 2026, leases for approximately 1.4% and 11.9% of the square footage in our owned portfolio are scheduled to expire during 2026 and 2027, respectively. As the fourth quarter of 2026 begins, we believe that:

•five of our operating properties are stabilized with leased occupancy of 75% or more; and

•our remaining eight operating properties are value add in nature with leased occupancy of less than 75%.

Existing vacancy is being actively marketed to numerous potential tenants. While leasing activity at our properties has continued, we believe that the impact of geopolitical events, current economic conditions and the long-term impact of the COVID-19 pandemic may limit or delay new tenant leasing during at least the fourth quarter of 2026 and potentially in future periods.

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

The disposition of these properties did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the properties sold remained classified within continuing operations for all periods presented.

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

Results of Operations

The following table shows financial results for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
(in thousands)	2026	2025	Change
Revenues:
Rental	$24,934	$27,300	$(2,366)
Total revenues	24,934	27,300	(2,366)
Expenses:
Real estate operating expenses	10,600	10,671	(71)
Real estate taxes and insurance	2,133	5,262	(3,129)
Depreciation and amortization	10,500	10,550	(50)
General and administrative	2,160	3,034	(874)
Interest	7,819	6,348	1,471
Total expenses	33,212	35,865	(2,653)

Loss on extinguishment of debt	(1,015)	(7)	(1,008)
Gain on sale of properties and impairment of assets held for sale, net	3	—	3
Interest income	244	249	(5)
Loss before taxes	(9,046)	(8,323)	(723)
Tax expense	57	3	54
Net loss	$(9,103)	$(8,326)	$(777)

Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025:

Revenues

Total revenues decreased by $2.4 million to $24.9 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $2.4 million arising primarily from the sale of one property in 2025, one property in 2026 and losses of rental income from lease expirations during the periods presented. These decreases were partially offset by rental income earned from leases commencing after September 30, 2025. Our leased space in our owned properties was 66.2% as of September 30, 2026 and 68.9% as of September 30, 2025.

Expenses

Total expenses decreased by $2.7 million to $33.2 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $3.2 million, which was primarily from the sale of one property in 2025, one property in 2026 and lower real estate taxes from abatements during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
●	A decrease in depreciation and amortization of approximately $0.1 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, which was primarily attributable to the property dispositions noted above.
●	A decrease in general and administrative expenses of $0.9 million, which was primarily attributable to lower personnel costs during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

These decreases were partially offset by:

●	An increase in interest expense of approximately $1.5 million. The increase was primarily due to a higher principal amount of debt outstanding and a larger amortization of deferred financing costs and original issue discount (“OID”), during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Loss on extinguishment of debt

During the three months ended September 30, 2026 and 2025, we repaid debt and incurred losses on extinguishment of debt of approximately $1.0 million and $7,000, respectively. Losses on extinguishment of debt during the three months ended September 30, 2026 were related to the write-off of unamortized deferred financing and amortization of OID costs on the date of the debt repayment in 2026. The $7,000 loss on extinguishment of debt for the three months ended September 30, 2025, was related to the write-off of unamortized deferred financing costs on the dates of the repayments.

Gain on sale of properties and impairment on an asset held for sale

On July 8, 2026, we sold our Greenwood Plaza property located in Englewood, Colorado for a gross sales price of $19.4 million at a loss of approximately $7.7 million, which had been recorded as an impairment as of June 30, 2026. On July 8, 2026, we used approximately $8.5 million of the net proceeds from the disposition for the repayment of the Initial Term Loans, including interest and fees. There were $3,000 in adjustments related to this sale during the three months ended September 20, 2026.

Interest income

During the three months ended September 30, 2026 and September 30, 2025, we invested disposition proceeds in an interest-bearing account and earned $0.2 million and $0.2 million, respectively, in interest income.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties, which was $55,000 during the three months ended September 30, 2026, compared to $3,000 during the three months ended September 30, 2025.

Net loss

Net loss for the three months ended September 30, 2026 was $9.1 million, compared to a net loss of $8.3 million for the three months ended September 30, 2025, for the reasons described above.

The following table shows financial results for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
(in thousands)	2026	2025	Change
Revenues:
Rental	$77,514	$81,122	$(3,608)
Total revenues	77,514	81,122	(3,608)
Expenses:
Real estate operating expenses	30,896	31,467	(571)
Real estate taxes and insurance	10,926	14,822	(3,896)
Depreciation and amortization	31,512	32,000	(488)
General and administrative	7,230	9,799	(2,569)
Interest	22,618	18,378	4,240
Total expenses	103,182	106,466	(3,284)

Loss on extinguishment of debt	(2,282)	(12)	(2,270)
Loss on sale of properties and impairment of assets held for sale, net	(7,688)	(12,900)	5,212
Interest income	564	756	(192)
Loss before taxes	(35,074)	(37,500)	2,426
Tax expense	161	137	24
Net loss	$(35,235)	$(37,637)	$2,402

Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025:

Revenues

Total revenues decreased by $3.6 million to $77.5 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily a result of:

●	A decrease in rental revenue of approximately $3.6 million arising primarily from the sale of one property in 2025, one property in 2026 and losses of rental income from lease expirations during the periods presented. These decreases were partially offset by rental income earned from leases commencing after September 30, 2025. Our leased space in our owned properties was 66.2% as of September 30, 2026 and 68.9% as of September 30, 2025.

Expenses

Total expenses decreased by $3.3 million to $103.2 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily a result of:

●	A decrease in real estate operating expenses and real estate taxes and insurance of approximately $4.4 million, which was primarily from the sale of one property in 2025, one property in 2026 and lower real estate taxes from abatements during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
●	A decrease in depreciation and amortization of approximately $0.5 million, which was primarily attributable to the property dispositions noted above.
●	A decrease in general and administrative expenses of $2.6 million, which was primarily attributable to lower personnel costs during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

The decreases were partially offset by:

●	An increase in interest expense of approximately $4.2 million. The increase was primarily due to a higher principal amount of debt outstanding and a larger amortization of deferred financing costs and OID during the nine months ended September 30, 2026 compared to the same period in 2025.

Loss on extinguishment of debt

During the nine months ended September 30, 2026 and 2025, we repaid debt and incurred losses on extinguishment of debt of approximately $2.3 million and $12,000, respectively. Losses on extinguishment of debt during the nine months ended September 30, 2026 were related to debt deal costs incurred from debt refinanced in February 2026 and the write-off of unamortized deferred financing and OID costs on the dates of debt repayments in 2026. The $12,000 loss on extinguishment of debt amount for the nine months ended September 30, 2025, was related to the write-off of unamortized deferred financing costs on the dates of the repayments.

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

Interest income

During the nine months ended September 30, 2026 and September 30, 2025, we invested disposition proceeds in an interest-bearing account and earned $0.6 million and $0.8 million, respectively, in interest income.

Tax expense on income

Included in income taxes is the Revised Texas Franchise Tax, which is a tax on revenues from Texas properties and which was $155,000 during the nine months ended September 30, 2026, compared to $106,000 during the nine months ended September 30, 2025.

Net loss

Net loss for the nine months ended September 30, 2026 was $35.2 million, compared to a net loss of $37.6 million for the nine months ended September 30, 2025, for the reasons described above.

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

The calculations of FFO are shown in the following table:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands):	2026	2025	2026	2025
Net loss	$(9,103)	$(8,326)	$(35,235)	$(37,637)
Loss (gain) on sale of properties and impairment of asset held for sale, net	(3)	—	7,688	12,900
Amortization of favorable leases	—	—	(1)	—
Depreciation and amortization	10,500	10,550	31,512	32,000
NAREIT FFO	1,394	2,224	3,964	7,263
Lease Acquisition costs	41	99	188	303

Funds From Operations	$1,435	$2,323	$4,152	$7,566

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

Net Operating Income (NOI)*

	Rentable
	Square
	Feet	Three Months Ended			Nine Months Ended	Three Months Ended			Nine Months Ended	Inc	%
(in thousands)	or RSF	31-Mar-26	30-Jun-26	30-Sep-26	30-Sep-26	31-Mar-25	30-Jun-25	30-Sep-25	30-Sep-25	(Dec)	Change
Region
MidWest	758	$1,373	$1,466	1,228	$4,067	$1,356	$1,758	1,489	$4,603	$(536)	(11.6)%
South	1,908	4,692	4,479	4,155	13,326	4,331	4,393	4,144	12,868	458	3.6%
West	1,947	4,911	4,966	6,508	16,385	5,389	5,045	5,003	15,437	948	6.1%
Property NOI* from Owned Properties	4,613	10,976	10,911	11,891	33,778	11,076	11,196	10,636	32,908	870	2.6%
Disposition and Acquisition Properties (a)	-	475	641	57	1,173	267	363	456	1,086	87	0.2%
Property NOI*	4,613	$11,451	$11,552	$11,948	$34,951	$11,343	$11,559	$11,092	$33,994	$957	2.8%

Same Store		$10,976	$10,911	$11,891	$33,778	$11,076	$11,196	$10,636	$32,908	$870	2.6%

Less Nonrecurring
Items in NOI* (b)		52	347	860	1,259	55	52	52	159	1,100	(3.3)%

Comparative
Same Store		$10,924	$10,564	$11,031	$32,519	$11,021	$11,144	$10,584	$32,749	$(230)	(0.7)%

		Three Months Ended			Nine Months Ended	Three Months Ended			Nine Months Ended
Reconciliation to Net Loss		31-Mar-26	30-Jun-26	30-Sep-26	30-Sep-26	31-Mar-25	30-Jun-25	30-Sep-25	30-Sep-25
Net loss		$(9,527)	$(16,605)	$(9,103)	$(35,235)	$(21,435)	$(7,876)	$(8,326)	$(37,637)
Add (deduct):
Loss on extinguishment of debt		1,267	—	1,015	2,282	2	3	7	12
(Gain) loss on sale of properties and impairment of assets held for sale, net		—	7,691	(3)	7,688	13,284	(384)	—	12,900
Management fee income		(375)	(311)	(341)	(1,027)	(380)	(334)	(345)	(1,059)
Depreciation and amortization		10,580	10,432	10,500	31,512	10,824	10,626	10,550	32,000
Amortization of above/below market leases		—	(1)	—	(1)	—	—	—	—
General and administrative		2,669	2,401	2,160	7,230	3,484	3,281	3,034	9,799
Interest expense		6,812	7,987	7,819	22,618	5,691	6,339	6,348	18,378
Interest income		(163)	(157)	(244)	(564)	(259)	(248)	(249)	(756)
Non-property specific items, net		188	115	145	448	132	152	73	357

Property NOI*		$11,451	$11,552	$11,948	$34,951	$11,343	$11,559	$11,092	$33,994
(a)	We define Disposition and Acquisition Properties as properties that were sold or acquired or consolidated and do not have operating activity for all periods presented.
(b)	Nonrecurring Items in NOI include proceeds from bankruptcies, lease termination fees or other significant nonrecurring income or expenses, which may affect comparability.

*Excludes NOI from investments in and interest income from secured loans to non-consolidated REITs.

The information presented below provides the weighted average GAAP rent per square foot for the nine months ended September 30, 2026 for our owned properties and weighted occupancy square feet and percentages. GAAP rent includes the impact of tenant concessions and reimbursements.

						Weighted
						Occupied	Weighted
			Year Built		Weighted	Percentage as of	Average
			or	Net Rentable	Occupied	September 30,	Rent per Occupied
Property Name	City	State	Renovated	Square Feet	Sq. Ft.	2026 (a)	Square Feet (b)

121 South 8th Street	Minneapolis	MN	1974	297,744	219,676	73.8%	$24.58
801 Marquette Ave	Minneapolis	MN	1923/2017	129,691	119,108	91.8%	27.16
Plaza Seven	Minneapolis	MN	1987	330,096	153,957	46.6%	32.05
Midwest Total				757,531	492,741	65.0%	27.53
Park Ten	Houston	TX	1999	157,609	134,724	85.5%	27.60
Addison Circle	Addison	TX	1999	289,333	183,727	63.5%	36.14
Eldridge Green	Houston	TX	1999	248,399	248,399	100.0%	28.10
Park Ten Phase II	Houston	TX	2006	156,746	119,644	76.3%	29.43
Liberty Plaza	Addison	TX	1985	217,841	142,076	65.2%	26.30
Legacy Tennyson Center	Plano	TX	1999/2008	209,562	127,560	60.9%	32.54
Westchase I & II	Houston	TX	1983/2008	629,025	385,404	61.3%	25.99
South Total				1,908,515	1,341,534	70.3%	28.90
1999 Broadway	Denver	CO	1986	682,639	326,984	47.9%	33.56
1001 17th Street	Denver	CO	1977/2006	652,423	468,244	71.8%	32.52
600 17th Street	Denver	CO	1982	612,143	408,912	66.8%	33.98
West Total				1,947,205	1,204,140	61.8%	33.30

Total Owned Properties				4,613,251	3,038,415	65.9%	$30.42
(a)	Based on weighted occupied square feet for the nine months ended September 30, 2026, including month-to-month tenants, divided by the applicable property’s net rentable square footage.
(b)	Represents annualized GAAP rental revenue for the nine months ended September 30, 2026, per weighted occupied square foot.

Liquidity and Capital Resources

Cash and cash equivalents were $34.9 million and $30.6 million as of September 30, 2026 and December 31, 2025, respectively. The increase of $4.3 million is attributable to $4.7 million provided by operating activities, plus $8.2 million provided by investing activities less $8.6 million used in financing activities. Although there is no guarantee that we will be able to obtain the funds necessary for our future growth, we anticipate generating funds from continuing real estate operations, use of our Delayed Draw Term Loans (as defined below) and proceeds from property dispositions. We believe that we have adequate funds to cover unusual expenses and capital improvements, in addition to normal operating expenses. Our ability to pay any dividends to stockholders in the future will depend in significant part upon the level of rental income from our real properties, property dispositions and our interest costs.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2026, of $4.7 million is primarily attributable to a net loss of $35.2 million, excluding a loss on the sale of a property of $7.7 million plus the add-back of $40.4 million of non-cash expenses, less a decrease in accounts payable and accrued compensation of $4.8 million, less an increase in payment of deferred leasing commissions of $2.5 million, less an increase in tenant receivables of $1.0 million, less an increase in lease acquisition costs of $0.3 million, less an increase in tenant security deposits of $0.1 million, plus an increase in prepaid expenses of $0.5 million.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2026, of $8.2 million is primarily attributable to proceeds from the sale of a property of $18.0 million and was partially offset by purchases of other real estate assets and office equipment investments of $9.8 million.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2026 of $8.6 million is primarily attributable to the repayment of $248.9 million of our debt that was refinanced with the Initial Term Loans (defined below) and related deferred financing costs of $7.7 million, repayment of $8.1 million principal amount of our Initial Term Loans, payment of distributions to stockholders of $1.0 million and costs of the extinguishment of debt of $1.4 million, These uses were partially offset by funding from our Initial Term Loans of $258.5 million.

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

Other Considerations

We generally pay the ordinary annual operating expenses of our owned and consolidated properties from the rental revenue generated by the properties. For the three and nine months ended September 30, 2026 and 2025, respectively, the rental income exceeded the expenses for each individual property, with the exception of Monument Circle’s property for the nine months ended September 30, 2025. Monument Circle sold its property on June 6, 2025. Monument Circle had approximately $132,000 of rental income and $445,000 of operating expenses for the nine months ended September 30, 2025.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes to our contractual obligations and off-balance-sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Rate Risk

Prior to February 26, 2026 when we repaid in full our variable interest rate debt in its entirety, we had been exposed to changes in interest rates primarily from these floating rate borrowing arrangements. As of September 30, 2026, there were no outstanding borrowings subject to variable rates.

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factors included in the 2025 Form 10-K, we have identified the following additional risk factor:

We may not be able to dispose of properties that we contemplate selling under our strategic plan

As a result of our ongoing review of strategic alternatives, we have identified a number of individual asset sale opportunities that we intend to actively pursue. We may not be able to dispose of these properties for the proceeds we expect, or at all, and we may incur costs and divert management attention from our ongoing operations as part of efforts to dispose of these properties, regardless of whether such efforts are ultimately successful. The failure to dispose of properties, and to timely and efficiently apply the proceeds from any disposition of properties to reduce our outstanding indebtedness and support our leasing activities, could have an adverse effect on our financial condition, cash flows and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any repurchases of any equity securities during the three months ended September 30, 2026.

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

101*

The following materials from FSP Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Comprehensive Income (Loss); and (vi) the Notes to Consolidated Financial Statements.

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

FRANKLIN STREET PROPERTIES CORP.

Date	Signature	Title

Date: October 27, 2026	/s/ George J. Carter	Chief Executive Officer and Director
	George J. Carter	(Principal Executive Officer)

Date: October 27, 2026	/s/ John G. Demeritt	Chief Financial Officer
	John G. Demeritt	(Principal Financial Officer)